Form 10KSB
period 1998-12-31
AMERICOM USA INC
filed 1999-03-31
CIK 1054824

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB
(Mark One)
[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended
                          December 31, 1998
   OR
[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from          to

                    Commission file number 0-23769



                          AMERICOM USA, INC.
        (Exact name of registrant as specified in its charter)

     Delaware                                  52-2068322
 (State or other jurisdiction                 (I.R.S. Employer
of  incorporation or organization)            Identification No.)

                          1303 Grand Avenue
                   Arroyo Grande, California 93420
         (Address of principal executive offices)  (zip code)

              Issuer's Telephone Number:    805/542-6700


Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes   X

Check if there is no disclosure of delinquent files in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.            $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60
days.     $21,489,782 based on sale of common stock at $2.00 per share

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                     Outstanding at March 24, 1999
Common Stock, par value $0.0001                      31,943,528

Documents incorporated by reference:     Form 8-K/A #1 filed February 18, 1999
                                         Form 8-K filed February 23, 1999


                                         PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

        The Company's primary business is providing systems for the delivery of advertisements and merchandising on Internet Web sites through its proprietary technology systems, AdCast(R) and TrueManagement(R). The AdCast system is the primary product offered by the Company. The AdCast system is an advertising delivery system which delivers non-scrollable advertisement frames ("billboards") which can contain animated ads lasting from 15 to 90 seconds in length with audio, video and pop-up frame capability to Web sites which have agreed to the placement of a billboard on such Web site ("AdCast Affiliates") as well as hot links to other Web sites. (For the Company's own descriptive purposes Web site owners which have agreed to the placement of a billboard ad are referred to as "AdCast Affiliates" and their respective Web sites as "AdCast Affiliate Sites". They are not affiliates as that term is used by the Securities and Exchange Commission and they do not directly or indirectly control, nor are controlled by, or are under common control with, the Company.)

        The AdCast advertisement space appears on a AdCast Affiliate Site each time a visitor to that Web site logs on. The ad appears as an outlined frame in which an advertisement is run. Because the AdCast frame does not scroll, complete viewing of the advertisement is likely despite the typical paging and scrolling that occurs during a Web site visit.

        The TrueManagement system provides management tools, analytical reports, and operating control data pertaining to advertising on the Internet for users of the AdCast system.

        The Company contracts with Web site owners to allow placement of the AdCast billboards on the Web sites and the Company sells the billboard space to advertisers and sponsors. The AdCast Affiliates receive a fee based on the number of visitors to their Web site and advertising credits which can be used to promote their Web site on other AdCast Affiliate Sites. To date, the Company has only received negligible revenues.

        The pricing structure for the AdCast advertising rates is based on spot minute increments, similar to spot pricing on television. Similar to television, billboard ads can vary in length. Unlike television, however, AdCast billboard ads play only when a viewer is watching i.e. a Web site visitor has logged on.
The billboard ad delivery is initiated by the act of visiting an AdCast Affiliate Site. The Company has not received any revenues to date from the sale of its billboard advertising.

BACKGROUND AND CURRENT TRANSACTIONS

        The Company was incorporated in Delaware in 1994 to market MyLine, a telecommunication system developed under contract by RMC Diversified Associates International, Ltd. ("DAI"), a California company under contract to Americom Ltd., a Turks and Caicos corporation. DAI was owned by Robert Cezar, Chief Executive Officer and a director of the Company. In April, 1996, Americom Ltd. sold the technology to Enhanced Service Providers LLC ("ESP"), a Massachusetts corporation. As part of the transaction the Company was required to release its international marketing rights to the MyLine technology to Americom Ltd. As consideration, the Company received $540,000 in cash and 161,000 shares of ESP common stock. The ESP common stock has been valued at $0 in the Company's financial statements. Following the sale of the marketing rights to the MyLine technology, the Company was inactive until July, 1998, when it acquired, as a wholly-owned subsidiary, DAI, which had developed the AdCast and TrueManagement technologies. Since the acquisition of DAI, the Company has concentrated, through its subsidiary DAI, on enhancement of these technologies.

        During 1997 and 1998, the Company (and its subsidiary, DAI) operated at a loss and financed its operations almost entirely from the sale of convertible promissory notes and other debt instruments, some of which notes have been converted into shares of the Company's common stock. As of December 31, 1998, the Company had outstanding short-term promissory notes aggregating $941,437. There is no assurance that the Company will not continue to operate at a loss and that it will be able to continue its operations.

        On January 29, 1999, the Company completed an offering of 2,350,000 shares of its common stock for an aggregate sales price of $3,687,500 to investors located outside the United States through Asia Pacific Finance Group Ltd., a British Virgin Island corporation. The Company's current sources of funds to date have been the sale of its equity securities and convertible promissory notes.

             Effective March 11, 1999, the Company entered into an Agreement of Purchase and Sale and Exclusive Licensing of Technology with Americom Ltd., which provides for the Company to acquire
My-Line and InstAccount. My-Line is an enhanced, feature rich, remotely programmable, personal telecommunication system.
InstAccount is a real time communication accounting and management tool. The agreement provides for the Company to pay aggregate consideration of (i) $538,000 in cash over a two year term, (ii) 500,000 shares of common stock of the Company and (iii) re-conveyance of all shares held in ESP. My-Line provides the platform which will form the basis for the development of System 7. SEE "Research and Development".

OPERATIONS

        The Company began online operations on February 1, 1999 showing unpaid advertisements while it tests the AdCast system. This phase is commonly referred to as the "beta" phase of development. The Company is currently displaying approximately
900,000 unpaid ads per day.   These ads are displayed on the AdCast
Affiliate Sites and are ads promoting products of the Company's sponsorship advertiser, advertisers with whom the Company has entered into commission based contracts and cross-promotion of AdCast Affiliate Sites.

        The Company anticipates that it will receive revenue from
(i) its sponsorship ad program (see "Marketing") which provides display of a sponsor's logo on AdCast Affiliate Sites (ii) sale of advertising space on the billboard ads displayed on AdCast Affiliate Sites and (iii) commissions from sales of merchandise from ads displayed. As of the date hereof, the Company has one member in its sponsorship program and has received negligible revenues from sales of merchandise and no revenue from the sale of paid advertisements.

        The Company's main target industry to date has been to aggregate site owners of Web sites concerning the sport of wrestling. The Company believes that it has almost saturated this market and intends to focus on more diverse site groups.

        The Company currently has four subsidiaries: RMC Diversified Associates International, Ltd. ("DAI"), AdCast, Inc., AdCast Canada Inc, and Kiosk Software, Inc.

        DAI. DAI is a wholly-owned subsidiary of the Company and serves as its engineering and ongoing research and development arm.
DAI entered into an agreement and plan of reorganization with Jim and Jon Tech, a California company, on February 26th, 1999, to acquire certain technology. The agreement, and amendment thereto, provides for the Company to acquire all of the assets of Jim and Jon
Tech, including the J-Engine Tool (see "DAI Technology"), for consideration to each of the two shareholders, Jon Iverson and Jim
Heintz, of (i) a total of 200,000 shares of common stock of the Company to be divided pro rata between the two shareholders in accordance with their original shareholders in Jim and Jon Tech, (ii) options for each of the two shareholders to purchase 300,000 shares of the common stock of the Company at an exercise price of $2.00 per share,
(iii) $100,000 for each of the two shareholders in cash, payable in installments, and (iv) Jon Iverson will serve as president of DAI and Jim Heintz will serve as chief technological officer of DAI. The agreement is subject to certain contingencies which have not yet been met and there is no assurance that the transaction will be closed. If the transaction is closed, the Company will file a Form 8-K with the terms of the transaction. Robert M. Cezar is the president, secretary and sold director of DAI.

        AdCast, Inc. AdCast, Inc. is a wholly-owned subsidiary of the Company and is responsible for marketing and sales of the AdCast and TrueManagement technologies. Robert M. Cezar is the president, secretary and sold director of AdCast, Inc.

        AdCast Canada Inc. AdCast Canada Inc. is a wholly-owned subsidiary of the Company and was incorporated March 11, 1999 to cultivate the Canadian and European marketplaces for the Company's technologies. AdCast Canada Inc. is engaged in the marketing of the AdCast technologies in Canada and Europe with its headquarters in Toronto, Ontario, Canada. Malcolm Cullen serves as president of AdCast Canada, Inc., , Jayson Schwarz as its secretary and Robert Cezar serves as its Chairman. Messrs. Cullen, Schwarz and Cezar are the directors of AdCast Canada, Inc.

        Kiosk Software, Inc.   Kiosk Software, Inc. (formerly Kiosk
Acquisition, Inc.) is a newly-formed, wholly-owned subsidiary which effected a merger with an existing privately owned company, Kiosk Software, Inc. on February 8, 1999, and subsequently adopted that company's name. Kiosk Software, Inc. is engaged in the development and delivery of products and services for the deployment of interactive kiosk software applications. Kiosk Software, Inc. provides complete kiosk development services from design through delivery. It specializes in multi-media software development in addition to full kiosk integration and support including graphics for effective user interface, custom cabinet design, multimedia software development and development of custom applications for education, retail and tourist environments. Its primary products are the Kiosk Operating Suite (K/OS), a proprietary kiosk application development tool and TerraVista, a product for Internet
access control.   Kiosk Software, Inc. uses its proprietary software
to manage and update remote systems from a central location. Kiosk Software, Inc. had revenues for 1998 (unaudited) of approximately $327,000 with a net loss (unaudited) of approximately $300,000. The Company has advanced Kiosk Software, Inc. an aggregate amount of $629,950 to pay its outstanding liabilities. Lori Fisher, the principal shareholder of Kiosk Software, Inc., was appointed the sole director, president and chief operating officer of Kiosk Software, Inc. at an annual compensation of $100,000 plus other key employee benefits including the lease of a company car.

ADCAST TECHNOLOGY

        AdCast. The AdCast system delivers to AdCast Affiliate Sites non-scrollable billboards in which animated ads of 15 to 90 seconds in length are placed. The AdCast system also provides various audience measurements tools for the AdCast Affiliate and to the billboard advertiser. Measurements provided include such items as number of click-throughs, number of times an advertisement is viewed and duration of stay on a Web site. This data is provided to both advertisers and the AdCast Affiliates enabling them to make adjustments to their advertisements or Web sites, respectively, to increase effectiveness.

        TrueManagement. TrueManagement provides a series of management tools that enable AdCast Affiliates to maintain interaction between the AdCast system and their AdCast Affiliate Sites. In addition, the AdCast Affiliate can use the TrueManagement system to manage their own promotional advertising campaigns via the AdCast delivery system, analyze specific billboard advertisement performance, and obtain real-time reports displaying visits to their site, by hour, day, or month.

        For the advertiser, TrueManagement permits advertisers to monitor the results of their advertisements and to easily make adjustments to ad campaigns as needed.

        Benefits of the AdCast and TrueManagement Systems.   The
Company believes that what differentiates the AdCast system from other Internet advertising delivery systems is its ability to allow advertisers to eliminate waste in advertising dollars by setting the precise number of advertisements and click-throughs per visitor, on a per day, per month, and/or per campaign basis. AdCast offers all of the traditional features of existing Internet ad delivery systems with accountability, by providing both the AdCast Affiliates and advertisers with detailed information concerning the performance of advertising campaigns.

        The benefits of the AdCast system include:

        * Non-scrolling billboard ads which can be set for durations from 15 to 90 seconds featuring audio, video, pop-up animation frames and hot links.

        * Non-scrolling billboard ads appearing at the bottom of the Web site page during a Web site visitor's entire stay with a clickable link to that company's Web site or other post-processing facilities.

        * Specified number of times that ads are shown to each specific visitor, per day, per month or for the entire ad campaign.

        * Ability to provide hot-links to on-line ordering, coupon printing, special offers and more capabilities.

        The TrueManagement system contains tools that enable AdCast Affiliates and advertisers to control, review, and manage certain standard features. Some of the benefits of the TrueManagement system include:

        * Reliable audience measurement as well as collection of historical data for analysis and review.

        * Free and easy access to the information generated by TrueManagement and to AdCast on-line by advertisers and Web site hosts.

        * Ability of advertisers to easily change or perfect their ad.

        * Real-time information including total number of new visitors, daily visitors, cumulative repeat visitors and cumulated total visitors.

KIOSK SOFTWARE TECHNOLOGY

        Kiosk Operating Suite ("K/OSTM").   K/OS is a fully
developed kiosk developer tool kit which includes remote management, usage and event logging, read/write access for standard Open
Database Connectivity (ODBC/JDBC) databases and program interfaces to common peripherals. K/OS enables software programmers to easily create interactive business solutions, maintain hardware and remotely manage public access kiosks. The system is designed to be steadfastly reliable and easy to customize. K/OS can deliver any interactive, multimedia content that can be viewed or played using Microsoft Internet Explorer. The product provides system flexibility through its Java and ActiveX interfaces.

        TerraVistaTM. TerraVista, an extension of Microsoft's Internet Explorer, controls public access on the Internet by serving as a programmable gateway to selected Internet sites. TerraVista gives the system administrator the tools to focus a user's attention to those portions of the Internet that have been pre-selected and approved. TerraVista constrains the hardware to prevent the user from circumventing the system. TerraVista is a fail-safe solution, ideal for use in academic environments, libraries, correctional facilities, corporate visitor centers and other public areas.

DAI TECHNOLOGY

        Pursuant to the reorganization agreement with Jim and Jon Tech, DAI will acquire the J-Engine Tool. The J-Engine Tool is a portable, scalable,modular approach to building and managing Web sites.
The J-Engine Tool provides Internet Service Providers ("ISPs") with the ability to sell turnkey systems such as content management and e-commerce to an unlimited number of users with unlimited customization. The
J-Engine Tool can be used to target both business-to-consumer and business-to-business clients. This is achieved with the implementation of a powerful layout function that allows customization, via on-line interface, all the way from final
Web-page design down to the look of the program interface layouts themselves. The J-Engine Tool also allows the Web site manager to control access to the management system developed for their Web site through specified password protection.

        Fields can be added or deleted at will because the J-Engine Tool technology is based on an object database. Java Servlets allow the program to be implemented in virtually any environment and as a result, the J-Engine Tool's modular architecture makes it easy to add new functionality as needed. This could allow for example, a Web polling or statistics module to be added to help a user create a more compelling Web site. This means that not only will the program meet today's e-commerce needs, it can be fashioned into any number of new uses, virtually without limit.

        The layout section allows for virtually unlimited control over commerce page layouts, text and graphics, checkout screens, product layouts and even the layout of the program and editor itself. This includes complete access to database variables and programming constructs such as "if", "while", and others. Complete control of all HTML elements is also possible.

MARKETING

             The Company is marketing the AdCast system through its wholly-owned subsidiary AdCast, Inc. to domestic and foreign businesses involved in publishing and commerce over the Internet. Domestic and non-Canadian/European international marketing operations are handled through the Company's California headquarters. European and Canadian marketing is handled by AdCast Canada, Inc., the Company's wholly-owned Canadian subsidiary.

             The Company entered into a joint-development agreement with Systeam, SpA, an Italian information technology company, to participate in the development, enhancement and expansion of the Company's products. Systeam has had its personnel at the headquarters of the Company for much of February and March, 1999, to assist in the technical changes necessary to accommodate the Company's growth.

             The Company intends to target manufacturers and suppliers of products, goods and services that utilize the Internet for dissemination and sales of their products.

             The Company offers a sponsorship program in which a participant will receive several AdCast Affiliate Sites on which its logo will be placed. These Web sites will be selected based on compatibility of interests from the Company's pool of Web sites.
The sponsor will compensate the Company either through commissions based on the amount of sales generated from viewers clicking on the sponsor's logo on an AdCast Affiliate Site or through advertising referral guarantees. The Company believes that its sponsorship program is unique and anticipates that it will appeal to larger organizations that already have name and logo recognition.

OPERATING AGREEMENTS

     AGREEMENT WITH INTERNET STORE. On September 3, 1998, the Company entered into a non-binding memorandum of understanding (the "memorandum") with a large chain storefront and Internet retailer of sporting goods (the "Store"). The memorandum stipulates that the Company shall receive 30% of the Store's net margin on sales as defined in the agreement, generated by consumers who have "clicked" through to the Store's Web site from the Company Internet billboards. In addition, the Company leases billboard space, paid on a per visitor basis, on the Store's Web site. The company has also agreed to allow the Store to be the preferred sponsor on all of its customer's sports and school related
Web sites and all of its customer's Web sites where the Store's vendors advertise.

         BUSINESS SERVICES AGREEMENT. On September 8, 1998, the Company entered into a twelve month agreement, subject to renewal, with a British Virgin Islands corporation (the "Corporation") for services generally related to financial and management advisory services for the arrangement of a U.S. stock market listing through a reverse acquisition with a U.S. publicly held company and for assisting the Company in connection with a private placement offering. Under terms of the agreement, the Company shall pay to the Corporation: (i) 5% management success fees for the services of the private placement upon the execution of each subscription agreement, (ii) 4% of the Company's common stock payable for the services of the U.S. stock market listing transactions, payable upon execution of the reverse merger with a U.S. publicly held company.

         Per management of the Company, the 5% fee as noted in (i) above, was verbally amended o 10%. The Company has been paying the 10% fees to the Corporation as new subscription agreements are received. Upon closing of the reverse merger the Corporation was issued 1,200,000 shares of the Company's common stock equivalent to 4% of the total outstanding common stock of the Company.

          SOFTWARE DEVELOPMENT AGREEMENT. In August, 1998, the Company entered into an agreement with Systeam Spa (the "Developer"), an Italian company engaged in information technology, consulting, software development, software support and related matters. Under the terms of the agreement, Systeam has contracted to provided continued, ongoing development and support of the Company's AdCast, e-CommPlus, TrueManagement, and My-
Channel technology ("Technology"). In consideration the Company has agreed to pay an annual royalty equal to 8% of the worldwide net revenues of the Company for a period of 10 years, renewable for successive 10 year terms provided the Developer continues to develop, implement, support and upgrade the Technology and Licensed Software during such periods. The Company has agreed to guarantee a minimum royalty payment in the amount of $250,000 in the first calendar year, subsequent to the completion of the development of Phase I of the Licensed Software which is contemplated to occur in April, 1999.

         CONSULTING AGREEMENT. On January 8, 1999, the Company entered into a consulting agreement with a Canadian corporation (the "Consultant") whereby the Consultant will head American Web site customer acquisition efforts. Under the agreement, the initial term is from January 1, 1999 through April 30, 1999, and the amount budgeted for the Consultant's fees and expenses during this initial term is approximately $100,000, subject to ongoing audit and review by the Company of the Consultant's performance in obtaining the stipulated Web sites. The Company agreed to pay an advance fee of $30,000 to the Consultant on a bi-weekly basis from January 1, 1999 through April 30, 1999. The agreement shall be extended contingent on the Consultant meeting certain stipulated goals and the agreement may be canceled at any time by the Company.

RESEARCH AND DEVELOPMENT

        The Company has begun development of additional products. There is no assurance that such products will ever become viable products or that the Company will be able to market such products. E-CommPlus is designed for the small and medium sized business as a low-cost electronic commerce software program that enables such business to take on-line orders for their products from retailers and/or individual consumers. The Company anticipates work on the development of System 7 will allow for the ability to place long distance telephone calls within the Internet environment. This development will follow the proposed acquisition of the assets of Jim and John Tech and will be further developed by Systeam.

PATENTS AND TRADEMARKS

             The AdCast and TrueManagement technology is owned by the Company's wholly-owned subsidiary, DAI. DAI does not currently have patent or trademark protection for any of its proprietary technology but the Company intends to file such patent, copyright and trademark applications. The Company has initiated preparation of the applications for a patent of the AdCast service to be filed in the United States Patent Office and a copyright application for the AdCast service to be filed with the United States Register of Copyrights.

ITEM 2.  DESCRIPTION OF PROPERTY

             The Company maintains its offices in four locations. The executive offices are located at 1303 Grand Avenue, Arroyo Grande, California 93420 pursuant to a one-year lease at $1,627 per month for approximately 2,500 square feet. The offices of the AdCast, Inc. and DAI are located at 124 South Halcyon Road, Arroyo Grande, California under a monthly lease of $2,600 per month for approximately 3,500 square feet. The Kiosk Software, Inc. offices are located at 3534-A Empleo Street, San Luis Obispo, California pursuant to a monthly lease of $1,600 for approximately 2,400 square feet. AdCast Canada, Inc. leases approximately 650 square feet at 2040 Yonge Street, Suite 220, Toronto, Canada on a month-to-month basis at a gross fee of $500 per month.

ITEM 3.      LEGAL PROCEEDINGS

        There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On December 23, 1998, the Company applied to NASD Regulation, Inc. for quotation of the Company's common stock on the NASD OTC Bulletin Board. On January 30,1999, the Company received from NASD Regulation, Inc. the trading symbol AMUS. Trading has not yet been cleared by NASD Regulation, Inc. and is pending subject to further review and approval.

        The following is a list of the equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act other than unregistered sales
made in reliance on Regulation S.   The following shares were issued
pursuant to the conversion of convertible notes held by each named shareholder.

Date             Shareholder                      Number       Consideration
                                                  Of Shares      Paid

9/18/98            Grant D. Oswalt                 12,500        $ 12,500
9/21/98            Kuo ChungWu                     30,000          30,000
9/25/98            Jose O. Rivera                  12,500          12,500
10/9/98            Stephanie D. Forrest             6,000           6,000
10/13/98           Pamel D. Kingsley                6,250           6,250
10/15/98           Stephen D. Loomis               13,278          13,278
10/15/98           Merrill Lynch for
                             G . Pritchard          12,500          12,500
10/25/98           Craig D. Machado                 13,306          13,306
10/29/98           CDS Distributing                 13,271          13,271
10/29/98           Kuo Chung Wu                     30,000          30,000
10/29/98           Kuo Chung Wu                     20,000          20,000
11/1/98            Cal S. Krupa                     13,071          13,071
11/1/98            Stephen E. Loomis                 6,250           6,250
11/1/98            Greg Reid                        12,500          12,500
11/2/98            Carl D. Clark                    12,500          12,500
11/4/98            Chris H. Daniel                  12,876          12,876
11/6/98            Kuo Chung Wu                     60,000          60,000
11/13/98           Sondra S. Cleary                 12,653          12,653
11/23/98           Jing Yeng Wu                     60,000          60,000
12/7/98            Adwall Investments, Ltd.        225,000         225,000
12/7/98            Coja Corporation                 25,000          25,000

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS:

             In the 1998 fiscal year, the Company had no revenue from business operations. In the 1997 fiscal year, the Company had only incidental revenue derived from consulting activities unrelated to the continuing business of the Company. During both years the Company incurred administrative costs and costs arising from the development of various technical and business concepts which did not reach fruition during either period. As such, no accurate and comprehensive comparison between the Company's 1998 and 1997 operating results is available.

        Future prospects for the registrant's financial condition and results of operations will be overwhelmingly dependent on factors which were not present during the 1997 and 1998 fiscal
years.   In particular, the speed and success of development of the
AdCast advertising billboard service, which only commenced in calendar 1999, will determine the bulk of the Registrant's revenues in fiscal year 1999 and beyond. Similarly, future expenses will relate largely to the development of Adcast and will be substantially higher than expenses in fiscal 1997 and 1998. The registrant's profitability will also be impacted by the revenues and expenses of Kiosk Software, Inc., a subsidiary company acquired in February 1999, which is engaged in the development of software for
public access computer terminals.   To date Kiosk Software has
incurred operating losses.

        The Company began online operations on February 1, 1999.
Since that time, the Company has grown to distribution of approximately 900,000 ads per day, which is within 5% of the Company's original forecast.

        The Company's operations in future periods will be dependent upon the availability of adequate liquid funds for capital expenditures and to meet income deficits associated with the operational roll-out of the Adcast advertising service. In order to meet its need for sufficient liquid funds, the Company has made the following arrangements.

             First, on January 29, 1999, the Company completed its offering of 2,350,000 shares of its common stock to non-United States residents for an aggregate subscription price of $3,687,500, pursuant to Regulation S. As a result of the delays in getting NASD Regulation approval to begin trading the Company's securities on the OTC Bulletin Board, certain Regulation S investors withdrew their stock subscriptions pursuant to the agreement with them resulting in an aggregate of 2,160,000 shares sold for an aggregate subscription price of $3,427,500. Of the total subscribed, $639,000 of the subscription price has not yet been received in cash and is receivable within 10 days of the Company's clearance for trading of its common stock on the NASD OTC Bulletin Board.

             Second, the Company has authorized the issuance of up to $1.5 million of convertible subordinated promissory notes to individuals who qualify as accredited investors as defined by the Securities and Exchange Commission. These notes, which are payable in full on March 31, 2000, and which bear interest at 10% per annum, bear the right to convert to shares of the Company's common stock at a conversion price of $2.00 for one share of common stock ($.0001 par value). To date, $422,500 has been received by way of sales of these promissory notes.

             The Company considers that existing commitments of equity and debenture financing will be adequate to meet the Company's operational funding requirements
for the next 12 months.   However, there can be no guarantee that
these sources of funding will be realized, nor that internally generated funds will be developed sufficiently quickly to meet the registrant's needs when externally generated funds are exhausted.

        The Company's income will be heavily dependent upon sales of advertising inventory on Adcast billboards and the successful delivery of that advertising. The Company has not sold or delivered paid advertising through its Adcast billboard service but anticipates sales in the second quarter of calendar 1999. However, there is no assurance that such sales will be realized. Prospective sales of Adcast advertising are dependent upon both the ability of the Company to sell and deliver Adcast services and the continued development of the overall market for Internet advertising services and Internet related commerce.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO
SIX MONTHS ENDED DECEMBER 31, 1997

        In both the six months ended December 31, 1997 and 1998 the Company had no revenues. However, between the last six months of calendar 1997 and the comparable period of 1998 expenses increased concurrent with the development in 1998 of the Company's AdCast
technology.   As the Company had anticipated, it incurred
substantially higher payroll, outside consulting, legal and travel costs compared to the prior year in preparation for the technical and marketing launch of AdCast. The Company simultaneously incurred extraordinary expenses while negotiating with and preparing for the merger into Chatsworth Acquisition Corporation, a merger which was accomplished on December 4, 1998. During the comparable six month period of 1997 the Company was not engaged in similar activities and therefore no meaningful comparison can be made for the operating results of the Company between the two subject periods.

             The following table provides a summary of selected financial data for the AmeriCom USA, Inc. and RMC Diversified
Associates International, Ltd. (the "Company") combined statement of operations:

                                FISCAL YEAR ENDED JUNE 30,
                         (in US$ thousands except per share data)

                                                 1998              1997

Operating Revenue                                    0                  14
Net  (Loss)                                       (273)               (394)
Earnings per share:                             $ (.03)              $ (.04)

Total assets                                       51                   14

Long term debt,  less current portion                0                  0

        The following table sets forth the percentage relationship of certain revenue and expense items for the fiscal years indicated:

                   Percentages of Operating Revenue
                         Year Ended June 30,


                                            1998                     1997

Operating revenue                           100%                 100%

Operating expenses and costs:
 Salaries, wages and payroll costs            N/A                1,467%
 Bad debt  expense                            N/A                  480%
 Legal expense                                N/A                  211%
 Facilities Rental                            N/A                  195%
 Insurance and claims                          N/A                 134%
 Depreciation and amortization                 N/A                  12%
 Other                                         N/A                 257%
   Total operating expenses                    N/A               2,756%

Operating income (loss)                        N/A               2,656%

Other income (expense):
 Gain on debt forgiveness                      N/A                    0%
 Gain on sale of investment                    N/A                  316%
 Interest expense                              N/A                   (41%)
Payroll tax penalties and interest             N/A                  (377%)
    Income (loss) before income taxes          N/A                (2,758%)
Income taxes                                   N/A                     0%
    Net income (loss)                          N/A                (2,758%)

SUBSEQUENT EVENTS

        Convertible Subordinated Promissory Notes. On February 12, 1999, the Board of Directors of the Company authorized issuance of up to $1,500,000 of Convertible Subordinated Promissory Notes for the purpose of raising liquid funds for working capital. These notes, payable in full on March 31, 2000, with annual interest of 10%, bear the right to convert to shares of the Company's common stock at a conversion price of $2.00 for one share of common stock ($.0001 par value). To date, $422,500 has been invested by way of purchases of these promissory notes by individuals who qualify as accredited investors as defined by the Securities And Exchange Commission.

        Americom USA, Inc. Stock Option Plan. At a meeting of the Board of Directors of the Company held March 26, 1999, the Board adopted a Stock Option Plan to be utilized for employees and such others as the Board deems necessary and appropriate. The Plan provides for the issue and distribution of 9,500,000 shares. The Plan is extremely flexible and allows for custom tailoring for each individual through the issue of individual Incentive Stock Option Agreements. To date the Company has issued options totaling 9,212,721 shares. Each Incentive Stock Option Agreement provides for different vesting periods.

ITEM 7.     FINANCIAL STATEMENTS



                AMERICOM USA, INC. AND RMC DIVERSIFIED

                    ASSOCIATES INTERNATIONAL, LTD.

                    COMBINED FINANCIAL STATEMENTS

                     AS OF JUNE 30, 1998 AND 1997










                        AMERICOM USA, INC. AND

            RMC DIVERSIFIED ASSOCIATES INTERNATIONAL, LTD

                               CONTENTS



PAGE        1  -  REPORT OF INDEPENDENT CERTIFIED PUBLIC
                  ACCOUNTANTS


PAGE        2  -  COMBINED BALANCE SHEETS AS OF JUNE 30, 1998
                  1997


PAGE        3  -  COMBINED STATEMENTS OF OPERATIONS FOR THE
                  YEARS ENDED JUNE 30, 1998 AND 1997


PAGE        4  -  COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS'
                  DEFICIENCY FOR THE YEARS ENDED JUNE 30, 1998
                  AND 1997

PAGE  5  -  6  -  COMBINED STATEMENTS OF CASH FLOWS FOR THE
                  YEARS ENDED JUNE 30, 1998 AND 1997

PAGE  7  - 17  -  NOTES TO COMBINED FINANCIAL STATEMENTS

















          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of:
 AmeriCom USA, Inc. and RMC Diversified
  Associates International, Ltd.

We have audited the accompanying combined balance sheets of AmeriCom USA, Inc. and RMC Diversified Associates International, Ltd. as of June 30, 1998 and 1997 and the related combined statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of AmeriCom USA, Inc. and RMC Diversified Associates International, Ltd. as of June 30, 1998 and 1997 and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.



                         WEINBERG & COMPANY, P.A.



Boca Raton, Florida
January 29, 1999 (except for Note 13(e) and Note 4 as to which the dates are February 8, 1999 and February 10, 1999, respectively.)



                AMERICOM USA, INC. AND RMC DIVERSIFIED
                    ASSOCIATES INTERNATIONAL, LTD.
                       COMBINED BALANCE SHEETS
                     AS OF JUNE 30, 1998 AND 1997

                               ASSETS


                                          1998          1997

CURRENT ASSETS
 Cash and cash equivalents           $     28,767   $        199
 Accounts receivable                         -               638
 Due from officer                           6,767          8,546
 Other assets                               1,200           -

    Total Current Assets                   36,734          9,383

PROPERTY AND EQUIPMENT, NET                14,379          3,486

OTHER ASSETS                                  455          1,410

TOTAL ASSETS                         $     51,568   $     14,279


               LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
 Accounts payable and accrued
  expenses                           $     217,318  $    164,251
 Payroll taxes payable                      53,614        41,498
 Accrued salaries and wages                565,742       425,421
 Notes and loans payable                   105,408        80,408
 Notes and loans payable -
  related parties                          798,529       756,675
 Convertible promissory notes               37,500          -

    Total Current Liabilities            1,778,111     1,468,253

TOTAL LIABILITIES                        1,778,111     1,468,253

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
 Common stock                               14,500        14,500
 Additional paid-in capital                133,007       133,007
 Accumulated deficit                    (1,874,050)   (1,601,481)

Total Stockholders' Deficiency          (1,726,543)   (1,453,974)

TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIENCY            $      51,568  $     14,279


       See accompanying notes to combined financial statements.
                                  2



                AMERICOM USA, INC. AND RMC DIVERSIFIED
                    ASSOCIATES INTERNATIONAL, LTD.
                  COMBINED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED JUNE 30, 1998 AND 1997



                                  1998                   1997

REVENUES                        $    -                 $  14,275

      Total Revenues                 -                    14,275

EXPENSES
 Salaries and wages               163,289                206,199
 Payroll tax                        2,570                  3,300
 Advertising                         -                     1,078
 Amortization expense                 455                    455
 Bad debt expense                    -                    68,533
 Building rent                      2,318                 27,863
 Consulting expense                 2,000                  2,220
 Depreciation expense               4,738                  1,698
 Insurance                         11,995                 19,190
 Legal                             28,100                 30,111
 Other general and
  administrative expenses           6,283                 25,580
 Research and development           3,774                   -
 Telephone expense                 12,176                  7,328

TOTAL EXPENSES                    237,698                393,555

OPERATING LOSS                   (237,698)              (379,280)

OTHER INCOME (EXPENSE)
 Gain on debt forgiveness           8,938                   -
 Gain on sale of investment          -                    45,095
 Interest expense                 (37,154)                (5,821)
 Vendor finance charges            (2,553)                  -
 Payroll tax penalties and
  interest                         (4,102)               (53,859)

NET OTHER EXPENSE                 (34,871)               (14,585)

NET LOSS                        $(272,569)             $(393,865)

Weighted average number
 of shares outstanding
 during period                  9,500,000              9,499,926

Net loss per common
 share and equivalents          ($0.0287)              ($0.0415)






       See accompanying notes to combined financial statements.
                                  3



    AMERICOM USA, INC. AND RMC DIVERSIFIED ASSOCIATES INTERNATIONAL, LTD.
          COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  FOR THE YEARS ENDED JUNE 30, 1998 AND 1997



           AMERICOM USA, INC    RMC DIVERSIFIED
                                ASSOCIATES INTER-
                               NATIONAL, LTD              AMERICOM
                                COMMON STOCK              USA, INC.
          -------------------   ---------------           ADDITIONAL
          NUMBER                NUMBER                        ACCUMU-
          OF                    OF                  PAID-IN   LATED
          SHARES      AMOUNT    SHARES   AMOUNT     CAPITAL   DEFICIT    TOTAL

BALANCE,
JUNE 30,
1996      3,883,250   $3,883   10,000   $10,000  $ 71,117  $(1,207,616)
                                                                  $(1,122,616)

Issuance of
common stock
in exchange
for debt     30,861       31       -        -     61,890        -      61,921

Issuance of
common stock
as compen-
sation      585,889      586       -        -        -          -         586

Net loss 1997     -        -       -        -        -      (393,865)(393,865)
            ---------    ----   ------   ------   -------   --------  ------

BALANCE,
JUNE 30,
1997      4,500,000   $4,500   10,000   $10,000 $133,007  $(1,601,481)
                                                                  $(1,453,974)

Net loss
1998              -        -      -        -         -      (272,569)(272,569)
           ---------  ------    -----   -------  -------    --------  -------
BALANCE,
JUNE 30,
1998       4,500,000  $4,500   10,000   $10,000 $133,007 $(1,874,050)
                                                                  $(1,726,543)





                See accompanying notes to combined financial statements.
                                            4



                    AMERICOM USA, INC. AND RMC DIVERSIFIED
                        ASSOCIATES INTERNATIONAL, LTD.
                      COMBINED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                          1998            1997
Cash flows from operating
 activities:

 Net loss                              $(272,569)      $(393,865)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
   Depreciation                            4,738           1,698
   Amortization                              455             455
   Loss on disposal of assets               -              6,691
   Provision for losses on receivables      -             68,533
   Compensation expense recorded under
    employee stock issuances                -                586
 Changes in operating assets and
  liabilities:
 (Increase) decrease in:
   Accounts receivable                       638         414,079
   Employee receivable                     1,779             750
   Due from officer                         -              9,332
   Other assets                           (1,200)         19,415
   Investment in stock                      -              4,905
  Increase (decrease)in:
   Accounts payable and accrued
    expenses                              53,067         (20,204)
   Payroll taxes payable                  12,116        (222,768)
   Accrued salaries and wages            140,321         148,086

   Net cash (used in) provided by
    operating activities                 (60,655)         37,693

Cash flows from investing
 activities:

  Purchase of property and equipment      (8,014)           -
  Proceeds from return of deposits           498            -
  Increase in other assets                  -               (499)

    Net cash used in investing
     activities                           (7,516)           (499)

Cash flows from financing
 activities:

  Notes and loans payable                 59,239          (38,482)
  Promissory note                         37,500             -

  Net cash provided by (used in)
   financing activities                   96,739          (38,482)


                                      5


                    AMERICOM USA, INC. AND RMC DIVERSIFIED
                        ASSOCIATES INTERNATIONAL, LTD.
                      COMBINED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


        Net increase (decrease) in cash         28,568           (1,288)

        Cash and cash equivalents at
         beginning of year                         199            1,487

        CASH AND CASH EQUIVALENTS AT
         END OF YEAR                        $   28,767        $     199



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

     During 1997 the Company issued 30,660 and 201 shares of common stock in exchange for notes and loans payable of $61,320 and $603, respectively.

     During 1997 the Company issued 585,889 shares of common stock to certain officers and employees as compensation.

     During 1998 the Company purchased certain property and equipment for $7,615 from a related party in exchange for a note payable.








           See accompanying notes to combined financial statements.
                                      6


                    AMERICOM USA, INC. AND RMC DIVERSIFIED
                           ASSOCIATES INTERNATIONAL
                    NOTES TO COMBINED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 1998 AND 1997

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     AmeriCom USA, Inc. ("AmeriCom") is a Delaware corporation chartered on May 4, 1994. RMC Diversified Associates International, Ltd. ("Diversified") is a California corporation chartered on December 26, 1989. Diversified has developed proprietary technologies known as Adcast, e-CommPlus, TrueManagement, and My-Channel. In July 1998, AmeriCom acquired all the issued and outstanding common stock of Diversified making Diversified a wholly owned subsidiary of AmeriCom (See
     Note 13). AmeriCom and Diversified (hereinafter jointly referred to as "the Company") develop and market software technology products that provide advertisers, web site owners, sponsors and affiliates with advanced Internet technology, revenue sharing, commercial efficiency, commercial effectiveness and operating savings. AmeriCom positions itself in the marketplace as an Internet Advertising Service Provider.

     The Company is not operating as a development stage company since they received revenues from research and development contracts and license sales relating to previously owned technology rights in years prior to 1997.

     AmeriCom and Diversified have been combined herein due to common management control since inception of both companies.

     Principles of Combination

     The combined financial statements include the accounts of AmeriCom and Diversified. All significant intercompany balances and transactions have been eliminated in combination.

     Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     For purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

                AMERICOM USA, INC. AND RMC DIVERSIFIED
                       ASSOCIATES INTERNATIONAL
                NOTES TO COMBINED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

     Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Expenditures from maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life's of the assets from three to five years.

     Income taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those measured using enacted tax rates expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 1998 AmeriCom and Diversified had approximately $160,000 and $800,000, respectively, of net operating loss carryforwards, which expire beginning in years 2010 and 2005, respectively. A one hundred percent valuation allowance has been established against any resulting deferred tax asset at June 30, 1998 and 1997.

     Per Share Data

     Net loss per common share for the year ended June 30, 1998 and 1997 is computed by dividing net loss by the weighted average common shares outstanding during the year as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive. For purposes of the net loss per common share computation only, the acquisition of Diversified (see Note 13) and related exchange of shares was applied retroactively as if it occurred on July 1, 1996.

                AMERICOM USA, INC. AND RMC DIVERSIFIED
                       ASSOCIATES INTERNATIONAL
                NOTES TO COMBINED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)


     Long-Lived Assets

     During 1995, Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121"), was issued. SFAS 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. The adoption of this pronouncement did not have a significant impact on the Company's financial statements as of June 30, 1998 and 1997.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment at June 30 consisted of the following:

                                       1998         1997

      Computers and equipment          19,206        4,680
      Software                          2,805        1,699
                                       22,011        6,379
      Less accumulated depreciation     7,632        2,893
                                     $ 14,379     $  3,486

     Depreciation expense was $4,738 and $1,698 in 1998 and 1997, respectively.

NOTE  3 - SALARIES AND WAGES PAYABLE

     Salaries and wages payable represent current and prior years salaries from September 1994 through June 1998. The following schedule reflects salaries payable at June 30:

                          Officers     Employees       Total

      1997                 237,369       188,052      425,421
      1998                 371,369       194,373      565,742


     In January 1999 $490,742 of accrued salaries existing at that date were paid in cash with funds received from a private placement (See Note 13).

                AMERICOM USA, INC. AND RMC DIVERSIFIED
                       ASSOCIATES INTERNATIONAL
                NOTES TO COMBINED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 1998 AND 1997

NOTE  4 - PAYROLL TAXES PAYABLE

     At June 30, 1998 and 1997 the Company owed $45,545 and $41,442, respectively, in payroll taxes, interest and penalties for prior tax periods ended September 30, 1995. Such amounts were accrued in payroll taxes payable at June 30, 1998 and 1997. On February 10, 1999, the Company paid the full amount of $45,545 to the Internal Revenue Service.

NOTE  5 - NOTES AND LOANS PAYABLE

     The following schedule reflects notes and loans payable to non-related parties at June 30:
                                            1998             1997
      Note payable, interest at 10%
       per annum, due on demand,
       unsecured, 1997                 $   18,506        $   18,506

      Note payable, interest at 10%
       per annum, due on demand,
       unsecured                           10,000            10,000

      Note payable, interest at 10%
      per annum, due on demand,
      unsecured                             6,821             6,821

      Note payable to unrelated party
       issued in exchange for forgive-
       ness of debt of $19,457 from a
       related party reduced by a $5,000
       payment interest at 10% per annum,
       due on demand, unsecured            14,457             14,457

      Note payable dated June 3, 1998
       interest at 10% per annum, due
       June 3, 1999, unsecured             25,000               -

      Note payable, non-interest bearing
       due on demand, unsecured            25,624             25,624

      Note payable, non-interest bearing
       due on demand, unsecured             5,000              5,000

                                         $105,408           $ 80,408

The following schedule reflects notes and loans payable to related parties at June 30:
                                           1998               1997

      Note payable dated May 15, 1998
       to related party interest
       at 18% per annum, due July
       1, 1998, unsecured                  $9,610             $ -

                AMERICOM USA, INC. AND RMC DIVERSIFIED
                       ASSOCIATES INTERNATIONAL
                NOTES TO COMBINED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 1998 AND 1997


NOTE  5 - NOTES AND LOANS PAYABLE (CONT'D)

                                           1998               1997

      Note payable to related party
      interest at 14% per annum,
       due on demand, unsecured             4,801              4,801

      Note payable to related party
       interest at 10% per annum,
       due on demand, unsecured             2,546               -

      Note payable to officer,
       interest at 10% per annum,
       due on demand, unsecured             7,034               -

      Note payable to officer,
       interest at 10% per annum,
       due on demand, unsecured            12,556              1,274

      Note payable to officer,
       interest at 10% per annum,
       due on demand, unsecured             3,844                600

      Note payable to officer, non-
       interest bearing through March
       26, 1998, interest at 10% per
       annum from March 27, 1998, due
       on March 27, 1999, unsecured       750,000            750,000


      Loan payable to related party
       non-interest bearing, due
       on demand, unsecured                 8,138               -


                                        $ 798,529          $ 756,675


     Accrued interest on the notes and loans payable has been included in accrued expenses.

NOTE  6 - CONVERTIBLE PROMISSORY NOTES

     In June 1998 the Company issued convertible promissory notes to three investors, one of whom is related to the Chief Financial Officer of the Company. Each note was for $12,500 and bears interest at 20% per annum. The holders could convert the amounts due (including interest calculated to the conversion date) to common stock of AmeriCom at 50% of the then market price of AmeriCom common stock. The holders could convert the stock at any time during the term of the note subject to the ability to determine the fair market value of such stock. The notes were converted in October 1998. (See Note 13).

                AMERICOM USA, INC. AND RMC DIVERSIFIED
                       ASSOCIATES INTERNATIONAL
                NOTES TO COMBINED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 1998 AND 1997



NOTE  7 - RELATED PARTIES

     Certain notes and salaries are owed to related parties at June 30, 1998 and 1997 (See Notes 3 and 5). Certain related parties took part in the acquisition of Diversified (see Note 13).

     At June 30, 1998 and 1997 the director and CEO of the Company beneficially held approximately 63.5% and 64%, respectively, of the common stock of AmeriCom USA, Inc. and 75% and 80%, respectively, of the common stock of RMC Diversified Associates International, Ltd. Just after completion of the merger and recapitalization (See Note 13), the same director and CEO of the company held approximately 58.1% of the surviving entity.

     As discussed in the supplemental disclosure to the combined cash flow statements, and Note 10, certain non-cash issuances of common stock to related parties occurred during 1997.

NOTE  8 - COMMITMENTS AND CONTINGENCIES

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year to
     00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     Although management believes that none of the Company's systems are affected by this problem, the Company could be impacted by the failure of other companies to timely correct their computer systems. The Company's operations are dependent on the world wide telecommunications networks including computer systems, telephone systems, and delivery systems. If any of these systems become inoperational, the Company will be directly and significantly effected. Management has not assessed the potential effect on the Company's earnings.

NOTE  9 - STOCKHOLDERS' EQUITY

     In September 1998 AmeriCom filed with the state of Delaware, an amendment to its articles of incorporation to increase the authorized shares of its Class A common stock to 15,000,000 from 30,000, and to change the par value of all classes of common and preferred stock to $0.001 from $0.01. The effect of these changes is shown retroactively in the financial statements for the years ended June 30, 1998 and 1997.

                AMERICOM USA, INC. AND RMC DIVERSIFIED
                       ASSOCIATES INTERNATIONAL
                NOTES TO COMBINED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 1998 AND 1997

NOTE  9 - STOCKHOLDERS' EQUITY (CONT'D)

     AmeriCom has authorized 15,000,000 shares of Class A common stock, par value $0.001, 10,000 shares of Class B non-voting common stock, par value $0.001, and 10,000 shares of preferred stock, par value $0.001. At June 30, 1998 and 1997, AmeriCom had 5,000,000 shares of Class A common stock issued and outstanding of which 500,000 was owned by Diversified and is eliminated in the combined financial statements. No Class B common stock or preferred stock has ever been issued. The preferred stock may be issued from time to time in one or more series, each such series to have such distinctive designation or title as may be fixed by the Board of Directors. Preferred stockholders have preference over common stockholders as to cash dividends and liquidations.

     Diversified has authorized 100,000 shares of common stock, no par. At June 30, 1998 and 1997 Diversified had 10,000 shares of its common stock issued and outstanding.

NOTE  10 - STOCK ISSUED AS COMPENSATION

     Although the Company has not yet established any formal stock compensation plans, during 1997 AmeriCom issued under what would be considered a nonvariable compensatory stock issuance, 585,889 shares of common stock to certain key officers and employees. The fair market value of the stock was considered to be equal to the par value and accordingly $586 was recorded as compensation expense in 1997.

NOTE   11 - GAIN ON SALE OF INVESTMENT

     During 1997 the Company sold an investment in common stock for gross proceeds of $50,000. The investment was recorded at its original cost of $4,905 resulting in a gain on sale of investment of $45,095.

NOTES 12 -  OPERATING AGREEMENTS

     (A) Agreement with Internet Store

     On September 3, 1998 the Company entered into a non-binding memorandum of understanding (the "memorandum") with a large chain storefront and internet retailer of sporting goods (the "Store"). The memorandum stipulates that the Company shall receive 30% of the Store's net margin on sales as defined in the agreement, generated by consumers who have "clicked" through to the Store's Web site from the Company internet billboards. In addition, the Company leases billboard space, paid on a per visitor basis, on the Store's Web site. The Company has also agreed to allow the Store to be the preferred sponsor on all of its customer's sports and school related Web sites and all of its customer's Web sites where the Store's vendors advertise.

                AMERICOM USA, INC. AND RMC DIVERSIFIED
                       ASSOCIATES INTERNATIONAL
                NOTES TO COMBINED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 1998 AND 1997



NOTES 12 -  OPERATING AGREEMENTS (CONT'D)


     (B) Business Services Agreement

     On September 8, 1998 the Company entered into a twelve month agreement, subject to renewal, with a British Virgin Islands Corporation (the "Corporation") for services generally related to financial and management advisory services for the arrangement of a U.S. stock market listing through a reverse acquisition with a U.S. publicly held company and for assisting the Company in connection with a private placement offering (See Note 13). Under terms of the agreement, the Company shall pay to the corporation: (i) five percent management success fees for the services of the private placement upon the execution of each subscription agreement (see below), (ii) four percent of the Company's common stock payable for the services of the U.S. stock market listing transactions, payable upon execution of the reverse merger with a U.S. publicly held company.

     Per management of the Company, the five percent fee as noted in
     (i) above was verbally amended to ten percent. The Company has been paying the ten percent fees to the corporation as new subscription agreements are received. Upon closing of the reverse merger (See Note 13) the corporation was issued
     1,200,000 shares of the Company's common stock equivalent to four percent of the total outstanding common stock of the Company.

     (C) Software Development Agreement

     In August of 1998 the Company entered into an agreement with Systeam Spa (the "Developer"), an Italian company engaged in information technology, consulting, software development, software support and related matters. Under the terms of the agreement Systeam has contracted to provide continued, ongoing development and support of the Company's AdCast, e-CommPlus, TrueManagement, and My-Channel technology ("Technology"). In consideration the Company has agreed to pay an annual royalty equal to eight per cent (8%) of the world-wide net revenues of the Company for a period of ten (10) years, renewable for successive ten (10) year terms provided the Developer continues to develop, implement, support and upgrade the Technology and Licensed Software during such periods. The Company has agreed to guarantee a minimum royalty payment in the amount of $250,000 in the first calendar year, subsequent to the completion of the development of Phase I of the Licensed Software which is contemplated to occur in April, 1999.

                AMERICOM USA, INC. AND RMC DIVERSIFIED
                       ASSOCIATES INTERNATIONAL
                NOTES TO COMBINED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 1998 AND 1997



NOTES 12 -  OPERATING AGREEMENTS (CONT'D)

     (D) Consulting Agreement

     On January 8, 1999 the Company entered into a consulting agreement with a Canadian corporation (the "Consultant") whereby the Consultant will head American Web-site customer acquisition efforts. Under the Agreement, the initial term is from January 1, 1999 through April 30, 1999 and the amount budgeted for the Consultant's fees and expenses during this initial term is approximately $100,000, subject to ongoing audit and review by the Company of the Consultant's performance in obtaining the stipulated Web sites. The Company agreed to pay an advance fee of $30,000 to the Consultant on a bi-weekly basis from January 1, 1999 through April 30, 1999. The agreement shall be extended contingent on the Consultant meeting certain stipulated goals and the agreement may be canceled at any time by the Company.

NOTE  13  - SUBSEQUENT EVENTS

     (A) Acquisition of Diversified

     On July 15, 1998 the Board of Directors of Diversified and AmeriCom elected to execute a stock swap, whereby six stockholders, three of whom were related parties at that date, representing 100% of the outstanding stock of Diversified, exchanged their common stock for common stock of AmeriCom at a ratio of 500 for 1. Diversified then issued 10,000 shares of its common stock to AmeriCom resulting in Diversified becoming a wholly owned subsidiary of AmeriCom. Since both entities were under common control the exchange was accounted for at historical cost in a manner similar to that in a pooling of interests.

     (B) Conversion of Promissory Notes

     At June 30, 1998 there were three convertible promissory notes outstanding for $12,500 each (See Note 6). In August and September 1998 three new convertible promissory notes were issued in the amounts of $12,500 each under the same terms as the previous notes. In October 1998 all six of the convertible promissory notes were converted to common stock of the Company at a price of $1.00 per share. The shares issued aggregated 78,455 including 3,455 shares issued for accrued interest.

                AMERICOM USA, INC. AND RMC DIVERSIFIED
                       ASSOCIATES INTERNATIONAL
                NOTES TO COMBINED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 1998 AND 1997



NOTES 13 -  SUBSEQUENT EVENTS (CONT'D)

     (C) Merger and Recapitalization

     On November 23, 1998 AmeriCom USA, Inc. entered into an Agreement and Plan of Merger (the "Agreement") with Chatsworth Acquisition Corporation, a public shell ("Chatsworth") whereby all of the stockholders of AmeriCom USA, Inc. exchanged all of their common stock in AmeriCom USA, Inc. for 27,550,000 shares or 91.83% of the common stock of Chatsworth. The merger was effective on December 4, 1998 and Chatsworth changed its name to AmeriCom USA, Inc. Under Generally Accepted Accounting Principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes.
      Accordingly, the transaction is accounted for as an acquisition of Chatsworth by AmeriCom USA, Inc. and a recapitalization of AmeriCom USA, Inc. The financial statements subsequent to the acquisition will include the following: (1) the balance sheet will consist of the net assets of Chatsworth at historical costs and the net assets of the Company at historical costs; (2) the statement of operations will consist of the operations of the Company for the entire fiscal year and the operations of Chatsworth from the acquisition date. As a result of the merger, 2,100,000 shares of common stock of the surviving entity were issued to certain parties who were not previously stockholders of Chatsworth or the Company (See Note 12), and 350,000 shares were issued to the prior shareholders of Chatsworth, resulting in of a total 30,000,000 common shares issued and outstanding, just subsequent to consummation of the merger.

     (D) Private Placements

     In December 1998 the Company issued a Private Placement Memorandum, pursuant to Regulation S of the Securities Act of 1933, as amended, to offer 152 units each consisting of 10,000 shares of the Company's Class A Common Stock at a purchase price of $20,000 per unit or $2.00 per share. A discount of $0.50 per share was offered to subscribers who paid 100% with their subscription agreement. In January 1999 the Company amended such Private Placement Memorandum to increase the units offered to 452. As of January 29, 1999 the Company has received subscriptions for approximately 2,350,000 shares aggregating approximately $3,687,500, at which point the offering was closed. The Company's net proceeds after placement discount and commissions but before offering expenses are estimated to be 90% of the amount raised.

                AMERICOM USA, INC. AND RMC DIVERSIFIED
                       ASSOCIATES INTERNATIONAL
                NOTES TO COMBINED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 1998 AND 1997



NOTES 13 -  SUBSEQUENT EVENTS (CONT'D)


     (E) Acquisition of Software Company

     On January 24, 1999, the effective date, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") by and among the Company, Kiosk Acquisition, Inc. ("KAI"), Kiosk Software, Inc.("Kiosk") and the principal shareholder of Kiosk (the "Kiosk shareholder"). KAI Acquisition, Inc. is a wholly owned subsidiary of the Company formed specifically for the purpose of acquiring Kiosk. Under the terms of the Agreement, which shall close on or before February 15, 1999, the Company shall acquire one hundred percent of the issued and outstanding common stock of Kiosk by issuing shares of the Company's common stock based on an exchange ratio formula as follows: (1) the exchange ratio shall be computed by dividing 1,000,000 by the quantity of outstanding Kiosk common shares just prior to the merger; (2) the number of shares issued to Kiosk shareholders shall be equal to the product of the number of shares of Kiosk owned times the ratio computed in (1) above.
      The 1,000,000 numerator of the exchange ratio shall be adjusted, as defined in the agreement, based on any stock sales taking place between the effective date of the Agreement and 180 days after the closing date of the Agreement, at a price below the $2.00 offering price of the Regulation S Private Placement (see Note 13). Any unexercised options of Kiosk at the effective date of the merger shall also be converted to options of the Company at a similar ratio as the common stock exchange discussed above. At completion of the merger, all shares of Kiosk shall be retired and the corporate existence of Kiosk shall be terminated. On February 8, 1999 the acquisition was closed.

     The principal shareholder of Kiosk shall be employed by KAI subsequent to the merger, as its President and Chief Operating Officer at an annual salary of $100,000 and as a director of such corporation.

     Kiosk specializes in complete kiosk development services including custom cabinet design and multimedia software development for a wide variety of applications using its proprietary Kiosk Operating System.

     In contemplation of the merger, the Company has advanced funds totaling $50,000 to Kiosk. Such advances are evidenced by two promissory notes in the amounts of $15,000 and $35,000 dated January 4, 1999 and January 19, 1999, respectively. The notes bear interest at 8% per annum with principal and accrued interest due on or before December 31, 1999. On the closing date of February 8, 1999, funds were advanced to Kiosk to pay off its liabilities.

                  AMERICOM USA, INC. AND SUBSIDIARY
                  INTERIM CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1998
                             (UNAUDITED)



    ASSETS


  CURRENT ASSETS:
     Cash                                          $ 111,606
     Accounts Receivable                              33,164
     Other Current Assets                              8,081
                                                   ---------
        Total Current Assets                         152,851

  PROPERTY AND EQUIPMENT, NET                         49,298

  OTHER ASSETS                                           455
                                                   ---------
             TOTAL ASSETS                          $ 202,604
                                                   ---------


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

  CURRENT LIABILITIES:
      Accounts Payable & Accrued Expenses          $ 197,100
      Payroll Taxes Payable                           84,662
      Accrued Salaries and Wages                     549,317
      Franchise Tax Payable                              800
      Notes & Loans Payable - Related Parties        826,434
      Notes & Loans Payable                          105,011
                                                   ---------
         Total Current Liabilities                 1,763,324


  STOCKHOLDERS' DEFICIENCY:
      Preferred Stock, $.0001 par value,
       20,000,000 shares authorized,
       none issued and outstanding
      Common Stock, $.0001 par value,
       100,000,000 shares authorized,
       30,115,000 shares issued and
       outstanding                                      3,011

      Common Stock Subscribed,
       2,130,000 shares                                   213
      Paid-in Capital                               4,240,231
      Accumulated Deficit                          (2,525,175)
                                                   -----------
           Sub-Total                                1,718,280
      Less Subscriptions Receivable                (3,279,000)
                                                   -----------
          Total Stockholders' Deficiency           (1,560,720)
                                                   -----------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIENCY                    $ 202,604
                                                    ---------


        See accompanying notes to interim consolidated financial statements.


                  AMERICOM USA, INC. AND SUBSIDIARY
             INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                             (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $(651,125)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation                                     3,197
  Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable                            (26,397)
      Other current assets                            (6,881)
    Increase (decrease) in:
      Accounts payable and accrued expenses          (19,418)
      Payroll taxes payable                           31,048
      Accrued salaries and wages                     (16,425)
                                                     --------

      NET CASH (USED IN) PROVIDED
        BY OPERATING ACTIVITIES                     (686,001)
                                                    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (38,116)
                                                    ---------

      NET CASH USED IN INVESTING ACTIVITIES          (38,116)
                                                     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                               779,448
  Increase (decrease) in notes payable                27,508
                                                     -------

      NET CASH PROVIDED BY FINANCING ACTIVITIES      806,956
                                                     -------

NET INCREASE (DECREASE) IN CASH                       82,839

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      28,767
                                                      ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  111,606
                                                  ----------


        See accompanying notes to interim consolidated financial statements.



                  AMERICOM USA, INC. AND SUBSIDIARY
             INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                             (UNAUDITED)

REVENUES                                         $       -
                                                 ----------
         TOTAL REVENUES                                  -
                                                 ----------

EXPENSES:
  Salaries & Wages                                 $228,190
  Payroll Taxes                                      21,301
  Advertising                                           800
  Audit & Accounting                                 10,520
  Building Rent                                      12,600
  Consulting expense                                 79,114
  Depreciation expense                                3,197
  Insurance                                          16,135
  Legal                                              77,364
  Other general and administrative expenses          38,886
  Outside Services                                   55,840
  Telephone expense                                  21,802
  Travel expense                                     38,398
                                                    -------

TOTAL EXPENSES                                      604,147
                                                  ---------

OPERATING LOSS                                     (604,147)
                                                  ----------

OTHER INCOME (EXPENSE):
  California Franchise Tax                           (1,600)
  Interest expense                                  (42,421)
  Vendor finance charges                             (1,236)
  Payroll & Franchise Tax penalties and interest     (1,731)

NET OTHER EXPENSE                                   (46,978)
                                                    --------

NET LOSS                                          $(651,125)


           See accompanying notes to interim consolidated financial statements.

                    AMERICOM USA, INC. AND SUBSIDIARY
   INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR SIX MONTHS ENDED DECEMBER 31, 1998
                             (UNAUDITED)

           SHARES       AMOUNT   SHARES    AMOUNT    SHARES   AMOUNT   CAPITAL  DEFICIT      RECEIVABLE TOTAL
Balance
 June 30,
 1998        4,500,000  $4,500    -        $  -      10,000   $10,000  $133,007 $(1,874,050) $   -       $(1,560,720)

Acquisition
of DAI
by AmeriCom
USA           5,000,000   5,000    -           -     (10,000) (10,000)    5,000     -             -                 0

Conversion
of promis-
sory notes
into common
stock           78,4555      78     -          -        -         -      78,377     -             -            78,455

Stock sold
prior to
merger          631,000     631     -          -        -         -     538,530     -             -           539,161

Reverse merger
with Chats-
worth Acqui-
sition Cor-
poration     19,790,545  (7,209)     -          -       -         -       8,042     -             -               833

Stock sold
after
merger          115,000      11      -          -       -         -     182,488     -             -           182,499

Stock
subscribed         -          -   2,130,000    213      -         -   3,294,787     -         (3,279,000)      16,000

Net Loss,
7/1/98-
12/31/98            -         -       -         -       -         -        -      (651,125)

Balance,
December 31,
1998         30,115,000  $3,011   2,130,000   $213       -       $-  $4,240,231 $(2,525,175) $(3,279,000) $(1,560,720)


    See accompanying notes to interim consolidated financial statements.


                   AMERICOMUSA, INC. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1998

  NOTE 1   BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

            It is managements's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

              For further information, refer to the combined financial statements and footnotes included in the company's December 4, 1998 Form 8-K, as amended, for the years ended June 30, 1998 and 1997.

       NOTE 2   ACQUISITION OF RMC DIVERSIFIED ASSOCIATES
       INTERNATIONAL, LTD.

              On July 15, 1998, the Board of Directors of RMC Diversified Associates International, Ltd. ("Diversifed") and AmeriComUSA, Inc. ("AmeriCom") elected to execute a stock swap, whereby six stockholders, three of whom were related parties at that date, representing 100% of the outstanding stock of Diversified, exchanged their common stock for common stock of AmeriCom at a ratio of 500 to 1. Diversified then issued 10,000 shares of its common stock to AmeriCom, resulting in Diversified becoming a wholly owned subsidiary of AmeriCom. Since both parties were under common control, the exchange was accounted for at historical cost in a manner similar to that in a pooling of interests.

       NOTE 3   CONVERSION OF PROMISSORY NOTES

              At June 30, 1998, there were three convertible promissory notes outstanding for $12,500 each. In August and September, 1998, three new convertible promissory notes were issued in the amounts of $12,500 each under the same terms as the previous notes. In October, 1998, all six of the convertible promissory notes were converted to common stock of the Company at a price of $1.00 per share. The shares issued aggregated 78,455 including 3,455 shares issued for accrued interest.

       NOTE 4   MERGER AND RECAPITALIZATION

              On November 23, 1998, AmeriComUSA, Inc.
       ("AmeriCom") entered into an Agreement and Plan of Merger (the "Agreement") with Chatsworth Acquisition Corporation, a public shell ("Chatsworth") whereby all of the stockholders of AmeriCom exchanged all of their common stock in AmeriCom for 27,550,000 shares, or 91.83%, of the common stock of Chatsworth. The merger was effective on December 4, 1998, and Chatsworth changed its name to AmeriComUSA, Inc.
       Under Generally Accepted Accounting Principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction is accounted for as an acquisition of Chatsworth by AmeriCom and a recapitalization of AmeriCom. The financial statements subsequent to the acquisition include the following: (1) the balance sheet consists of the net assets of Chatsworth at historical costs and the net assets of the Company at historical costs; (2) the statement of operations consists of the operations of the Company for the six months starting July 1, 1998, and the operations of Chatsworth from the acquisition date, December 4, 1998. As a result of the merger, 2,100,000 shares of common stock of the surviving entity were issued to certain parties who were not previously stockholders of Chatsworth or the Company, and 350,000 shares were issued to the prior shareholders of Chatsworth, resulting in a total of 30,000,000 common shares issued and outstanding, just subsequent to consummation of the merger.

       NOTE 5   PRIVATE PLACEMENTS

              In December, 1998, the Company issued a Private Placement Memorandum, pursuant to Regulation S of the Securities Act of 1933, as amended, to offer 152 units each consisting of 10,000 shares of the Company's Class A Common Stock at a purchase price of $20,000 per unit or $2.00 per share. A discount of $0.50 per share was offered to subscribers who paid 100% with their subscription agreement. In January, 1999, the Company amended such Private Placement Memorandum to increase the units offered to
       452. As of January 29, 1999, the Company had received subscriptions for approximately 2,350,000 shares aggregating $3,687,500, at which point the offering was closed. The Company's net proceeds after placement discount and commissions but before offering expenses are estimated to be 90% of the amount raised.

       NOTE 6   SUBSEQUENT EVENT

       Acquisition of Software Company

              On January 24, 1999, the effective date, the
       Company entered into an Agreement and Plan of Reorganization (the "Agreement") by and among the Company, Kiosk Acquisition, Inc. ("KAI") , Kiosk Software, Inc. ("Kiosk") and the principal shareholder of Kiosk (the "Kiosk shareholder"). KAI is a wholly owned subsidiary of the company formed specifically for the purpose of acquiring Kiosk.
       Under the terms of the Agreement, which closed on February 8, 1999, the Company acquired one hundred percent of the issued and outstanding common stock of Kiosk by issuing shares of the Company's common stock
       based on an exchange ratio formula as follows:   (1)
       the exchange ratio shall be computed by dividing 1,000,000 by the quantity of outstanding Kiosk common shares just prior to the merger; (2) the number of shares issued to Kiosk shareholders shall be equal to the product of the number of shares of Kiosk owned times the ratio computed in (1) above. The 1,000,000 numerator of the exchange ratio shall be adjusted, as defined in the agreement, based on any stock sales taking place between the effective date of the Agreement and 180 days after the closing date of the Agreement, at a price below the $2.00 offering price of the Regulation S Private Placement (see Note
       5). Any unexercised options of Kiosk at the effective date of the merger shall also be converted to options of the Company at a similar ratio as the common stock exchange discussed above. At completion of the merger, all shares of Kiosk shall be retired and the corporate existence of Kiosk shall be terminated.

              The principal shareholder of Kiosk has been employed by KAI subsequent to the merger, as its President and Chief Operating Officer at an annual salary of $100,000 and as a director of such corporation.

              Kiosk specializes in complete kiosk development services including custom cabinet design and multimedia software development for a wide variety of applications using its proprietary Kiosk Operating
       System.

              In contemplation of the merger, the Company had advanced funds totaling $50,000 to Kiosk. On the closing date, February 8, 1999, the Company advanced funds totaling $579,950 to Kiosk so that Kiosk could pay off all its outstanding liabilities.



                  CHATSWORTH ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)

                         FINANCIAL STATEMENTS

                        AS OF OCTOBER 31, 1998






                  CHATSWORTH ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)

                               CONTENTS




       PAGE      1 - INDEPENDENT AUDITORS' REPORT

       PAGE      2 - BALANCE SHEET AS OF OCTOBER 31, 1998

       PAGE      3 - STATEMENTS OF OPERATIONS FOR TEN MONTHS
                     ENDED OCTOBER 31, 1998 AND FOR THE PERIOD
                     FROM DECEMBER 3, 1997 (INCEPTION) TO
                     OCTOBER 31, 1998

       PAGE      4 - STATEMENT OF CHANGES IN STOCKHOLDERS'
                     EQUITY FOR THE PERIOD FROM DECEMBER 3,
                     1997 (INCEPTION) TO OCTOBER 31,1998

       PAGE      5 - STATEMENTS OF CASH FLOW FOR THE TEN MONTHS
                     ENDED OCTOBER 31, 1998 AND FOR THE PERIOD
                     FROM DECEMBER 3, 1997 (INCEPTION) TO
                     OCTOBER 31, 1998

       PAGE  6 - 9 - NOTES TO FINANCIAL STATEMENTS AS OF
                     OCTOBER 31, 1998



                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 Chatsworth Acquisition Corporation
 (A Development Stage Company)

We have audited the accompanying balance sheet of Chatsworth Acquisition Corporation (a development stage company) as of October 31, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the ten months then ended and for the period from December 3, 1997 (inception) to October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Chatsworth Acquisition Corporation (a development stage company) as of October 31, 1998, and the results of its operations and its cash flows for the ten months then ended and from December 3, 1997 (inception) to October 31, 1998, in conformity with generally accepted accounting principles.






                                WEINBERG & COMPANY, P.A.



Boca Raton, Florida
November 23, 1998

                  CHATSWORTH ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET
                        AS OF OCTOBER 31, 1998


                                ASSETS





Cash                                              $     918

TOTAL ASSETS                                      $     918



                 LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES

   Due to related party                           $      50

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001
    par value, 20 million
    shares authorized, none
    issued and outstanding                            -
   Common Stock, $.0001 par
    value, 100 million shares
    authorized, 5,000,000 issued
    and outstanding                                    500
   Capital in excess of par                            500
   Accumulated deficit                                (132)

     Total Stockholders' Equity                        868

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                          $     918









           See accompanying notes to financial statements.
                                  2

                  CHATSWORTH ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS
              FOR THE TEN MONTHS ENDED OCTOBER 31, 1998
               AND FOR THE PERIOD FROM DECEMBER 3, 1997
                   (INCEPTION) TO OCTOBER 31, 1998


                              CUMULATIVE FROM
                              DECEMBER 3, 1997     TEN MONTHS
                               (INCEPTION) TO         ENDED
                              OCTOBER 31, 1998  OCTOBER 31,1998


Income                       $            -     $          -

Expenses

 Bank charges                $             132  $           132

NET LOSS                     $            (132) $          (132)















           See accompanying notes to financial statements.
                                  3

                  CHATSWORTH ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM DECEMBER 3, 1997
                   (INCEPTION) TO OCTOBER 31, 1998



                                             Deficit
                                Additional Accumulated
                         Common  Paid-In   During Devel-
                         Stock   Capital   opment Stage    Total


Common stock issuance    $  500 $      500 $       -     $ 1,000

Net loss for the ten
 months ended October
 31, 1998                  -          -            (132)    (132)

BALANCE AT OCTOBER
 31, 1998                $  500 $      500 $       (132) $   868



           See accompanying notes to financial statements.
                                  4

                  CHATSWORTH ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS
              FOR THE TEN MONTHS ENDED OCTOBER 31, 1998
               AND FOR THE PERIOD FROM DECEMBER 3, 1997
                   (INCEPTION) TO OCTOBER 31, 1998


                                    CUMULATIVE FROM
                                    DECEMBER 3, 1997     TEN MONTHS
                                     (INCEPTION) TO         ENDED
                                    OCTOBER 31, 1998  OCTOBER 31, 1998
  CASH FLOWS FROM
   OPERATING ACTIVITIES:

   Net loss                         $           (132) $           (132)
   Adjustments to
    reconcile net loss
    to net cash used
    by operating activities:                    -                 -

   Net cash used in
    operating activities                        (132)             (132)

  CASH FLOWS FROM INVESTING
   ACTIVITIES                                   -                 -

  CASH FLOWS FROM FINANCING
   ACTIVITIES:

     Due to related party                         50                50
     Proceeds from issuance
      of common stock                          1,000              -

   Net cash provided by
    financing activities                       1,050                50

  INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          918               (82)

  CASH AND CASH
   EQUIVALENTS - BEGINNING
   OF PERIOD                                    -                1,000

  CASH AND CASH EQUIVALENTS
   - END OF PERIOD                  $            918  $            918





            See accompanying notes to financial statements.
                                   5

                 CHATSWORTH ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF OCTOBER 31, 1998


  NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              A.  Organization and Business Operations

              Chatsworth Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on December 3, 1997 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At October
              31, 1998, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

              The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.


              B.  Use of Estimates

              The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              C.  Cash and Cash Equivalents

              For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.







                                   6


                 CHATSWORTH ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF OCTOBER 31, 1998



  NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              D.  Income Taxes

              The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company's limited operations for the period ended October 31, 1998.

              E.  New Accounting Pronouncements

              The Financial Accounting Standards Board has
              recently issued several new accounting
              pronouncements. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, is effective for financial statements for periods ending after December 15, 1997 and has been adopted by the Company as of December 31, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an
               Enterprise and Related Information"  establishes
              standards for the way that public business
              enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for
                                   7


                 CHATSWORTH ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF OCTOBER 31, 1998




  NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              financial statements for periods beginning after December 15, 1997. The Company believes that its adoption of Statements 130 and 131 did not have a material effect on the Company's financial position or results of operations.

  NOTE  2 - STOCKHOLDERS' EQUITY

              A.  Preferred Stock

              The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

              B.  Common Stock

              The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 4,750,000 and 250,000 shares to Pierce Mill Associates, Inc. and Cassidy & Associates, respectively.

  NOTE  3 - RELATED PARTIES

              Legal counsel to the Company is a firm owned by a director of the Company who also owns 100% of the outstanding stock of Pierce Mill Associates, Inc., the 95% shareholder. The same party is also the controlling owner of Cassidy & Associates, the 5% shareholder that the Company is indebted to in the amount of $50.






                                   8


                   CHATSWORTH ACQUISITION CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS
                         AS OF OCTOBER 31, 1998



  NOTE  4 - SUBSEQUENT EVENTS

              Merger and Recapitalization

              On November 23, 1998 Americom USA, Inc. ("Americom") entered into an Agreement and Plan of Merger (the "Agreement") with the Company whereby all of the stockholders of Americom exchanged all of their common stock in Americom for 27,550,000 shares or 91.83% of the common stock of the Company. The merger was effective on December 4, 1998 and the Company changed its name to Americom USA, Inc. Under Generally Accepted Accounting Principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction is accounted for as an acquisition of the Company by Americom and a recapitalization of Americom. The financial statements subsequent to the acquisition will include the following: (1) the balance sheet will consist of the net assets of the Company at historical costs and the net assets of Americom at historical costs; (2) the statement of operations will consist of the operations of Americom for the entire fiscal year and the operations of the Company from the acquisition date. As a result of the merger, 4,650,000 of the original 5,000,000 outstanding common shares of Chatsworth were retired, and 2,100,000 shares of common stock of the surviving entity were issued to certain parties who were not previously stockholders of the Company or Americom, resulting in a total 30,000,000 common shares issued and outstanding, just subsequent to consummation of the merger.










                                   9

  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

           As a result of the merger of AmeriCom USA, Inc. with and into Chatsworth Acquisition Corporation and as of the date thereof, December 4, 1998, the accountant to Chatsworth was replaced with the accountant for AmeriCom USA, Inc. The financial statements for the Company since inception and prior to the change in such accountants have not contained any adverse opinion or disclaimer or were modified as to any uncertainty, audit scope or accounting principles and there were not any disagreements or "reportable events" with such former accountant.


                                PART III

  ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                   OF THE EXCHANGE ACT

          The Directors and Officers of the Company are as follows:

          Name                 Age             Title

       Robert M. Cezar         57         Director, Chief Executive Officer

       David H. Loomis         60         Director, President, Chief Operating
                                          Officer, Acting Chief Financial
                                          Officer, Treasurer, Vice President
                                          of Finance

       Greg M. Hogue           58         Executive Vice President

       Helen E. Cooper         58         Secretary, Vice President for
                                             Administration

       Craig D. Machado        52         Director

       Winston Lee             44         Vice President, International
                                          Corporate Development


          There are no agreements or understandings for any officer or director to resign at the request of another person and none of the above-named officers or directors is acting on behalf of or will act at the direction of any other person.

          Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period of service, and business experience during at least the last five years:

               ROBERT M. CEZAR, 57, serves as Chief Executive Officer and a director of the Company. Since 1994, Mr. Cezar has served as a director, chief executive officer and president of Diversified Associates International, now a wholly-owned subsidiary of the Company. From 1994 to 1996, Mr. Cezar was chief executive officer, director and chief engineering officer of AmeriCom USA, Inc. From 1996 to 1998, Mr. Cezar was vice president of engineering for Enhanced Service Providers, a telecommunications company.

               DAVID H. LOOMIS, 60, serves as President, Chief Operating Officer, Acting Chief Financial Officer, Treasurer, Vice President of Finance and a director of the Company. From 1963 to 1991, Mr. Loomis served in various positions at Loomix, a $23 million agri-business company culminating as chief financial officer and a director. From 1994 to 1996, Mr. Loomis served as chief financial officer and a director of AmeriCom USA. From 1996 to 1998, Mr. Loomis served as chief financial officer and a director of DAI. In April, 1998, Mr. Loomis joined the Company as its Chief Financial Officer, Treasurer, and Vice President for Finance and in January, 1999, assumed the positions of President and Chief Operating Officer. Mr. Loomis received his Bachelor of Science degree in Social Science from California State Polytechnic University in 1961.

               GARY M. HOGUE, 58, serves as Executive Vice
  President of the Company. From 1994 to 1998, Mr. Hogue was the Administrative Manager for Torch Operating Company, Santa Maria District, an oil production operating company for facilities both offshore and onshore California. From 1969 to 1992, Mr. Hogue served in a number of positions with Atlantic Richfield Co. (ARCO), the last of which was Personnel Director for ARCO Oil and Gas, Western District. Mr. Hogue received his Bachelor of Science degree in Economics from Sonoma State College in 1972 and mis Masters of Business Administration in 1982 from Pepperdine University, Malibu, California.

               HELEN E. COOPER, 58, serves as Secretary and Vice President for Administration of the Company. From 1993 to 1994, Ms. Cooper served as a director, corporate secretary and vice president for administration of DAI. From 1994 to 1996, Ms. Cooper was director, corporate secretary and vice president for administration of AmeriCom USA, Inc. From 1996 to 1998, Ms. Cooper served as an administrative assistant at Enhanced Service Providers. Since April 1998, Ms. Cooper has been employed by the Company. Ms. Cooper received her teaching degree in 1962 from Oxford University and Froebel Institute, United Kingdom.

               CRAIG D. MACHADO, 52, serves as a director of the Company. From 1991 to 1995, Mr. Machado served as vice president, marketing and merchandising at Calgene Fresh, Inc., a genetically engineered fresh tomato company. Since 1995, Mr. Machado has been the director of marketing for APIO, Inc., an agro distribution and processing company located in Guadalupe, California. Mr. Machado has served as president of the Northern California Produce Council in 1976 and 1977 and was recognized by the Sacramento Bee as the Creative Advertiser of the Year for 1987. Mr. Machado received his Bachelor of Science degree in Architectural Engineering from California State University, Sacramento, California in 1966.

               WINSTON LEE, 44, serves as Vice President of
  International Corporate Development. In 1987 Mr. Lee founded Gateway Communications Limited, Taipei, Taiwan, an international direct dial rate arbitrage company which developed an automatic aggregation system. From 1994 to 1998, Mr. Lee was managing director of Strait Venture Inc., Taiwan, which company represents several large telecommunications company in the Far East, including China. Mr. Lee received his Bachelor of Architecture degree in 1977 from Rice University and his Master of Business Administration from New York University in 1982. In October, 1998, Mr. Lee joined the Company as its Vice President for International Corporate Development.

  LEGAL PROCEEDINGS INVOLVING PRIOR PUBLIC COMPANY

          In June of 1982, Robert Cezar became president of International Video Corporation, a publicly held company and thereafter acted as its chief executive officer and a director. In May, 1983, International Video Corporation changed its name to Cezar Industries, Ltd. ("CIL"). On June 15, 1992, Mr. Cezar resigned his position as an officer and director of CIL. In May, 1994, CIL was unable to meet its debt obligations and filed a voluntary petition in bankruptcy under Chapter 11.

  ITEM 10.  EXECUTIVE COMPENSATION

  REMUNERATION

          The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and President of the Company during 1998 and the four highest paid officers who received a salary in excess of $100,000. In 1998, the Company did not issue any stock options or other incentive awards. Pursuant to the Stock Option Plan adopted in 1999, the Company has issued options to purchase 900,000 shares of Common Stock to Robert Cezar, options to purchase 675,000 shares of Common Stock to David Loomis, options to purchase 600,000 shares of Common Stock to Craig Machado and 643,762 options to Lori Fisher. One-third of each such holders options become fully vested on March 9, 2000, one-third on March 9, 2001, and one-third on March 9, 2002, except those of Ms. Fisher of which 343,762 are currently fully vested, 100,000 vesting each in 2000, 2001 and 2002. All such options are exercisable at $2.00 per share.

                       SUMMARY COMPENSATION TABLE


  PRINCIPAL POSITION         Year       Salary

  Robert Cezar, Chief
   Executive Officer        1998         $86,150

  David Loomis, President   1998         $75,167*

  Lori Fisher               1998        $100,000**

  *       Of which $46,000 was accrued.
  **      Of which $100,000 was accrued.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT

          The following table sets forth, as of December 31, 1998, each director and officer of the Company and each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock and except if noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                  Amount of Common           Percent of
                                  Stock Beneficially         Common Stock
  Name                            Owned (1)

  Robert Cezar (2)(4)                  17,336,054               54.3%
  Chief Executive Officer, Director
  124 South Halcyon Road
  Arroyo Grande, California 93420

  David Loomis (4), Director              2,260,684               7.1%
  President, Chief Operating Officer,
  Acting Chief Financial Officer
  124 South Halcyon Road
  Arroyo Grande, California 93420

  Helen Cooper (3)                         993,919               3.1%
  Vice President of Administration,
  Secretary
  124 South Halcyon Road
  Arroyo Grande, California 93420

  Gary Hogue                                     0                   0%
  Executive Vice President
  1303 Grand Avenue, Suite 221
  Arroyo Grande, California 93420

  Craig Machado, Director (4)             587,980                 1.8%
  21 La Gaviota
  Pismo Beach, California 93449

  All directors and                     21,198,637
  executive officers as
  a group (5 persons)

  (1)  Based upon 31,943,528 outstanding shares of common stock.
  (2)  Of which 7,335,946 is held in the Robert M. Cezar trust.
  (3)  Of which 665,690 is held in the Helen E. Cooper trust.
  (4) Does not include options issued pursuant to stock option plan which do not become fully vested within the next 60 days.

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company has been not a party to any transaction or proposed transaction within the past two years in which any director or executive officer, security holder or director nominee, or members of the immediate family of any of the foregoing, had a direct or indirect material interest.

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  2.1*    Certificate of Merger filed December 18, 1998, with
          Securities and Exchange Commission as exhibit to Form
          8-K and incorporated herein by reference.

  3.1* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB (filed on February 11, 1998 and incorporated herein by reference.

  3.2*     By-Laws filed as an exhibit to the Company's
          registration statement on Form 10-SB filed on February
          11, 1998 incorporated herein by reference.

  3.3+    Amendment to  By-Laws.

  10.1*   Software development agreement between AmeriCom USA,
          Inc., a company incorporated under the laws of Delaware and Systeam, Spa filed as an exhibit to the Company's
          Form 8-K/A on February 18, 1999.

  10.2+ Agreement of Purchase and Sale and Exclusive Licensing of Technology with Americom, Ltd. effective March, 11,
          1999 for the acquisition of the My-Line Technology

  10.3+   Stock Option Plan

  16.1*    Accountant's Letter filed December 18, 1998, with
           Securities and Exchange Commission as exhibit to Form 8-K.

  23.1+   Consent of accountants
  _________
  *       Previously filed
  +       Filed herewith


          (b)      Form 8-K  filed December 18, 1998 reporting
  item 1, 2, 4, 6 and 9 and amended February 18, 1999 reporting item 7, financial statements dated January 29, 1999.

                   Form 8-K filed February 23, 1999 reporting item 2.

                               SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AMERICOM USA, INC.


                            By: /s/ Robert Cezar
                                    Chief Executive Officer


                                /s/ David Loomis
                                    Chief Financial Officer
                                March 31, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Office                         Date

/s/ Robert Cezar            Director                     March 31, 1999

/s/ David Loomis            Director                     March 31, 1999

/s/ Craig Machado           Director                     March 31, 1999