Form 10QSB
period 1999-03-31
AMERICOM USA INC
filed 1999-05-14
CIK 1054824

SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549


                       FORM 10-QSB

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

            Pursuant to section 13 or 15 (d) of the
                 Securities Exchange Act


                    Americom USA, Inc.
         (Exact Name as Specified in its Charter)


      Delaware                   0-23769                 52-2068322
  (State or other             (Commission         (I.R.S. Employer
   jurisdiction of             File Number)          Identification No.)
   incorporation)


                    1303 Grand Avenue
           Arroyo Grande, California, CA 93420
         (Address of principal executive offices)


                       805/542-6700
              Registrant's telephone number


            CHATSWORTH ACQUISITION CORPORATION
                   1504 R Street, N.W.
                  Washington, D.C. 20009
              Former name and former address


            Check whether the issuer (1) filed all
            reports required to be filed
            by Section 13 or 15(d) of the Exchange Act
            during the last 12 months
            (or for such shorter period that the
            registrant was required to file
            such reports), and (2) has been subject to
            such filing requirements
             for the past 90 days.   Yes   X


            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   Class                                     Outstanding at March 31, 1999
Common Stock, par value $0.0001                          32,985,000


                                     PART I
                              FINANCIAL INFORMATION

            Item 1. Financial Statements

             AMERICOM USA, INC. SUBSIDIARIES

            CONSOLIDATED FINANCIAL STATEMENTS

             AS OF MARCH 31, 1999 (UNAUDITED)



                                           CONTENTS


            PAGE        1  -  CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1999


            PAGE        2  -  CONSOLIDATED STATEMENTS OF
                              OPERATIONS FOR THE
                              THREE AND NINE MONTH
                              PERIODS ENDED MARCH 31, 1999


            PAGE        3  -  CONSOLIDATED STATEMENT OF
                              CHANGES IN STOCKHOLDERS'
                              EQUITY FOR THE NINE MONTHS
                              ENDED MARCH 31, 1999


            PAGE        4  -  CONSOLIDATED STATEMENTS OF
                              CASH FLOWS FOR THE
                              THREE AND NINE MONTH
                              PERIODS ENDED

            PAGE    5 - 8  -  NOTES TO COMBINED
                              FINANCIAL STATEMENTS


                        AmeriComUSA, Inc. and Subsidiaries
                        Interim Consolidated Balance Sheet
                               As of March 31, 1999



                                        ASSETS


              Current Assets:
                 Cash                                      $32,067

                 Accounts Receivable                        78,886

                 Advances Receivable                        60,000

                 Other Current Assets                       21,810

                    Total Current Assets                   192,763


              Property and Equipment, Net                  375,646


              Other Assets:
                  Software                                1,580,599
                  Goodwill                                  404,447

                      Total Other Assets                  1,985,046


                         TOTAL ASSETS                    $2,553,455



            LIABILITIES AND STOCKHOLDERS' EQUITY

              Current Liabilities:
                  Accounts Payable                              $295,967
                  Payroll Taxes Payable                            2,563
                  Stock Subscriptions
                       Refunds Payable                            26,000
                  Accrued Salaries and Wages                     172,555
                  Franchise Tax Payable                              800
                  Notes & Loans Payable -
                       Related  Parties                          553,887
                  Convertible Promissory Notes                   478,500
                  Notes & Loans Payable                           51,519

                     Total Current Liabilities                 1,581,791

              Stockholders' Equity:
                  Preferred Stock, $.0001 par value,
                   20,000,000 shares
                       authorized, none issued and
                       outstanding                                  -
                  Common Stock, $.0001 par value,
                   100,000,000 shares
                    authorized, 32,985,000 shares
                    issued and outstanding                       3,299

                  Common Stock Subscribed, $,0001 par
                        value 235,000 shares                        24


                  Additional Paid-in Capital                 5,199,503

                  Accumulated Deficit                       (3,808,162)
                       Sub-Total                             1,394,664

                  Less Subscriptions Receivable               (423,000)
                      Total Stockholders' Equity               971,664

              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                          $2,553,455

        See accompanying notes to  interim consolidated financial statements.


                        AmeriComUSA, Inc. and Subsidiaries
                  Interim Consolidated States of Operations for

                Three and Nine Month Periods Ended March 31, 1999

                               As of March 31, 1999

                                            Quarter             Year-to-Date

            Revenues                         $6,879               $6,879

              Total Revenues                  6,879                6,879

            Cost of Sales                     8,119                8,119

              Total Cost of Sales             8,119                  8,119

            Gross Profit (Loss)              (1,240)               (1,240)

            Expenses:
              Salaries & Wages               366,814            595,004
              Payroll Taxes                   52,429             73,730
              Advertising                     10,929            11,729
              Amortization                   107,378           107,378
              Audit & Accounting              62,342            72,862
              Building Rent                   14,688            27,288
              Consulting expense              93,638           172,752
              Depreciation expense            20,134            23,331
              Insurance                       12,807            28,942
              Legal                           91,146           168,510
              Other general and
               administrative expenses       108,399           147,285
              Outside Services               202,997           258,837
              Telephone expense               35,012            56,814
              Travel expense                  74,707           113,105

            Total Expenses                 1,253,420         1,857,567

            Operating Loss                (1,254,660)       (1,858,807)

            Other Income (Expense):
              California Franchise Tax          (800)           (2,400)
              Interest expense               (21,032)          (63,453)
              Vendor finance charges            (120)           (1,356)
              Payroll & Franchise Tax
                penalties and interest        (6,375)           (8,096)

            Net Other Expense                (28,327)          (75,305)

            Net Loss                      $(1,282,987)      $(1,934,112)




         See accompanying notes to  interim consolidated financial statements.



                      AmeriComUSA, Inc. and Subsidiaries
      Interim Consolidated Statement of Changes in Stockholders' Equity
                             As of March 31, 1999



                                                  RMC Diver-
                                                  sified Asso-
                                                  ciates Inter
                       AmeriComUSA, Inc.          tional, Ltd.
            ---------------------------------     -------------
             Common Stock         Common Stock    Common Stock      Addi-                       Subscrip-
                  Issued           Subscribed                       tional      Accum-          ions
            Number              Number            Number            Paid-in     ulated          Receiv-
            Of Shares  Amount   Shares   Amount   Shares  Amount    Capital     Deficit         able       Total
Balance,
June 30,
1998        4,500,000   $4,500     0     $0       10,000  10,000    $133,007    $(1,874,050)    $0         $(1,726,543)

Acquisition
of Diversified
Associates
by AmeriCom
USA, Inc.   5,000,000    5,000     0      0      (10,000) (10,000)     5,000          -          -           0

Conversion of
promissory notes
into common
stock          78,455      78      0      0           0        0      78,377          -          -              78,455

Stock sold
prior to
merger        631,000     631      0      0          0         0     538,530         0           0             539,161

Reverse merger
with Chatsworth
Acquisition
Corp.       19,790,545  (7,209)     0     0          0         0       8,042         0           0                 833


Stock sold
after
merger      1,805,000      181      0     0          0          0  2,466,689         0           0           2,466,870

Acquisition
of Kiosk
Software,
Inc.by
AmeriComUSA,
Inc.        1,000,000       100                                    1,499,900                                 1,500,000

Issuance of
common
stock as
compen-
sation         180,000      18                                         (18)                                         0


Stock
subscribed       0           0         235,000    24    0      0    469,976           0           (423,000)     47,000

Net Loss,
7/1/98-
 3/31/99         0           0         0          0     0      0         0           (1,934,112)       0    (1,934,112)

Balance,
March 31,
1999     32,985,000     $3,299    235,000       $24      0    $0   $5,199,503       $(3,808,162)  $(423,000)   $971,664



 See accompanying notes to interim consolidated financial statements.

                   AmeriComUSA, Inc. and Subsidiaries
              Interim Consolidated Statement of Cash Flows
                          As of March 31, 1999


                                                  Quarter    Year - to-Date

  Cash flows from operating activities:
    Net Loss                                  $(1,282,987)    $(1,934,112)
    Adjustments to reconcile net loss
          to net cash
      used in operating activities:
        Amortization                               107,378         107,378
        Depreciation                                20,134          23,331
    Changes in operating assets and liabilities:
     (Increase) decrease in:
        Accounts receivable                       (45,722)         (72,119)
        Advances receivable                       (60,000)         (60,000)
        Other current assets                      (13,729)         (20,610)
      Increase (decrease) in:
        Accounts payable and accrued expenses      98,867           79,449
        Payroll taxes payable                     (82,099)         (51,051)
        Accrued salaries and wages               (376,762)        (393,187)

        Net cash (used in) provided by
            operating activities                (1,634,920)     (2,320,921)

  Cash flows from investing activities:
    Purchase of property and equipment            (346,482)       (384,598)

        Net cash used in investing activities     (346,482)       (384,598)

  Cash flows from financing activities:
    Sale of common stock                         1,749,402       2,528,850
    Increase (decrease) in notes payable           152,461         179,969

     Net cash provided by financing activities   1,901,863       2,708,819

  Net increase (decrease) in cash                  (79,539)          3,300

  Cash and cash equivalents at
           beginning of period                     111,606          28,767

  Cash and cash equivalents at end of period       $32,067        $32,067


  Supplemental Disclosure of Non-Cash Financing Activities:
  In February, 1999, the company issued 1,000,000 shares of its common stock in exchange for one hundred percent of the issued and outstanding common stock of Kiosk Software, Inc. (See note 6)

    See accompanying notes to interim consolidated financial statements.


                   AmeriComUSA, Inc. and Subsidiaries
           Notes to Interim Consolidated Financial Statements
                          As of March 31, 1999


  NOTE 1   BASIS OF PRESENTATION

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

  It is managements's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

  For further information, refer to the combined financial statements and footnotes of AmeriComUSA, Inc. and RMC Diversified Associates International, Ltd. included in the company's December 31, 1998 Form 10-KSB for the years ended June 30, 1998 and 1997, and the financial statements and footnotes of Kiosk Software, Inc. included in the company's April 26, 1999 Form 8-K Current Report, as amended, for the years ended December 31, 1998 and 1997.


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


                 AmeriComUSA, Inc. and Subsidiaries
         Notes to Interim Consolidated Financial Statements
                        As of March 31, 1999




  NOTE 4   MERGER AND RECAPITALIZATION

  On November 23, 1998, AmeriComUSA, Inc. ("AmeriCom") entered into an Agreement and Plan of Merger (the "Agreement") with Chatsworth Acquisition Corporation, a public shell ("Chatsworth") whereby all of the stockholders of AmeriCom exchanged all of their common stock in AmeriCom for 27,550,000 shares, or 91.83%, of the common stock of Chatsworth. The merger was effective on December 4, 1998, and Chatsworth changed its name to AmeriComUSA, Inc. Under Generally Accepted Accounting Principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction is accounted for as an acquisition of Chatsworth by AmeriCom and a recapitalization of AmeriCom. The financial statements subsequent to the acquisition include the following: (1) the balance sheet consists of the net assets of Chatsworth at historical costs and the net assets of the Company at historical costs; (2) the statement of operations consists of the operations of the Company for the nine months starting July 1, 1998, and the operations of Chatsworth from the acquisition date, December 4, 1998. As a result of the merger, 2,100,000 shares of common stock of the surviving entity were issued to certain parties who were not previously stockholders of Chatsworth or the Company, and 350,000 shares were issued to the prior shareholders of Chatsworth, resulting in a total of 30,000,000 common shares issued and outstanding, just subsequent to consummation of the merger.



  NOTE 5   PRIVATE PLACEMENTS

  In December, 1998, the Company issued a Private Placement Memorandum, pursuant to Regulation S of the Securities Act of 1933, as amended, to offer 152 units each consisting of 10,000 shares of the Company's Class A Common Stock at a purchase price of $20,000 per unit or $2.00 per share. A discount of $0.50 per share was offered to subscribers who paid 100% with their subscription agreement. In January, 1999, the Company amended such Private Placement Memorandum to increase the units offered to 452. As of January 29, 1999, the Company had received subscriptions for approximately 2,350,000 shares aggregating $3,687,500, at which point the offering was closed. As of May 6, 1999, subscribers had cancelled 310,000 shares aggregating $500,000. As of May 6, 1999, the Company had received $2,764,500 of the remaining $3,187,500. The Company's net proceeds after placement discount and commissions but before offering expenses are estimated to be 90% of the amount raised.

                 AmeriComUSA, Inc. and Subsidiaries
         Notes to Interim Consolidated Financial Statements
                        As of March 31, 1999



  NOTE 6   ACQUISITION OF KIOSK SOFTWARE, INC.

  On January 24, 1999, the effective date, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") by and among the Company, Kiosk Acquisition, Inc. ("KAI") , Kiosk Software, Inc. ("Kiosk") and the principal shareholder of Kiosk (the "Kiosk shareholder"). KAI is a wholly owned subsidiary of the company formed specifically for the purpose of acquiring Kiosk. Under the terms of the Agreement, which closed on February 8, 1999, KAI acquired one hundred percent of the issued and outstanding common stock of Kiosk through the issuance of 1,000,000 shares of the Company's common stock based
  on an exchange ratio formula as follows:   (1)  the exchange
  ratio was computed by dividing 1,000,000 by the quantity of outstanding Kiosk common shares just prior to the merger; (2) the number of shares issued to Kiosk shareholders was equal to the product of the number of shares of Kiosk owned times the ratio computed in (1) above. The 1,000,000 numerator of the exchange ratio shall be adjusted, as defined in the agreement, based on any stock sales taking place between the effective date of the Agreement and 180 days after the closing date of the Agreement, at a price below the $2.00 offering price of the Regulation S Private Placement (see Note 5). Any unexercised options of Kiosk at the effective date of the merger were also converted to options of the Company at a similar ratio as the common stock exchange discussed above. At completion of the merger, all shares of Kiosk were retired, the corporate existence of Kiosk was terminated, and Kiosk Acquisition, Inc.'s name was changed to Kiosk Software, Inc.

  The principal shareholder of Kiosk has been employed by KAI subsequent to the merger, as its President and Chief Operating
  Officer at an annual salary of $100,000 and as a director of such corporation.

  Kiosk specializes in complete kiosk development services including custom cabinet design and multimedia software development for a wide variety of applications using its proprietary Kiosk Operating Suite.

  In contemplation of the merger, the Company had advanced funds totaling $50,000 to Kiosk. On the closing date, February 8, 1999, additional funds totaling approximately $605,000 were advanced to Kiosk by the Company so that Kiosk could pay off substantially all of its outstanding liabilities.


  Note 7   CONVERTIBLE PROMISSORY NOTES

  On February 12, 1999, the Board of Directors of the Company authorized issuance of up to $1,500,000 of Convertible Subordinated Promissory Notes for the purpose of raising liquid funds for working capital. At a meeting on April 12, 1999 the Board of Directors approved an increase in the aggregate value of notes to be issued to $5,000,000. As of May 7, 1999, $758,500 had been invested by way of purchases of these promissory notes by individuals who qualify as accredited investors as defined by the Securities and Exchange Commission.
   These notes, payable in full two years after their issuance, with annual interest of 6%, bear the right to convert to shares of the Company's common stock at a conversion price of $2.00 for one share of common stock.

                 AmeriComUSA, Inc. and Subsidiaries
         Notes to Interim Consolidated Financial Statements
                        As of March 31, 1999


  Note 8   STOCK OPTION PLAN

  At a meeting of the Board of Directors of the Company held March 26, 1999, the Board adopted a Stock Option Plan to be utilized for employees and such others as the Board deems necessary and appropriate. The Plan provides for the issue and distribution of 9,500,000 shares. The Plan is extremely flexible and allows for custom tailoring for each individual through the issue of individual Incentive Stock Option Agreements. To date the Company has issued options totaling 9,371,721 shares. Each Incentive Stock Option Agreement provides for different vesting periods.


  Note 9   INVESTMENT IN AFFILIATE

  On February 26th, 1999 DAI, a wholly owned subsidiary of the Company, entered into an agreement and plan of reorganization with Jim and Jon Tech, a California company, to acquire certain technology. The agreement, and amendment thereto, provides for DAI to acquire all of the assets of Jim and Jon Tech for consideration of (i) a total of 200,000 shares of common stock of the Company to be divided pro rata between the two shareholders in accordance with their original shareholdings in Jim and Jon Tech, (ii) options for each of the two shareholders to purchase 300,000 shares of the common stock of the Company at an exercise price of $2.00 per share, (iii) $100,000 for each of the two shareholders in cash, payable in installments, and (iv) Jon Iverson will serve as president of DAI and Jim Heintz will serve as chief technological officer of DAI. The agreement is subject to certain contingencies which have not yet been met and there is no assurance that the transaction will be closed. As of March 31, 1999, advances totaling $60,000 had been paid to Iverson and Heintz.



  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

  RESULTS OF OPERATIONS:

        At a meeting of the Board of Directors held on April 14, 1999 it was resolved that the registrant's fiscal year shall commence on July 1 each year and finish on June 30 the following year. Accordingly, all references to fiscal year in this discussion relate to the present fiscal year ending June 30, 1999.

        In the three month period ended March 31, 1999 the registrant generated revenue of $6,879 from business operations.
   This revenue was generated almost entirely by the registrant's Kiosk Software, Inc. subsidiary. Kiosk was acquired effective February 8, 1999 and its income and expenses are consolidated with the registrant's from that date. The ongoing operations of the registrant, other than Kiosk Software, Inc., generated only insignificant revenue. During the period under review the registrant incurred substantial administrative costs and costs arising from the development of its Adcast advertising billboard service, which did not however reach the stage of revenue generation. During the period following its acquisition by the registrant, Kiosk Software, Inc. incurred continuing operational and administrative expenses associated with its pre-existing business.

          Future prospects for the registrant's financial condition and results of operations will be overwhelmingly dependent on future developments which were not relevant during the period
  ended March 31, 1999.   In particular, the operational rollout
  of the AdCast advertising billboard service, which had not commenced as of March 31, 1999, anticipates generating revenues commencing at the end of the fourth quarter of fiscal 1999 or the beginning of the following quarter.

  Similarly, future expenses will increase to reflect the operational rollout of Adcast while costs associated with technical enhancement of the service continue. The registrant's profitability will also be impacted by the revenues and expenses of Kiosk Software, Inc., a subsidiary company acquired in February 1999, which is engaged in the development of software
  for public access computer terminals.   To date Kiosk Software
  has incurred operating losses but anticipates growing revenues in the last quarter of fiscal 1999 and beyond.


          The Company's operations in future periods will be dependent upon the availability of adequate liquid funds for capital expenditures and to meet income deficits associated with the operational roll-out of the Adcast advertising service. In order to meet its need for sufficient liquid funds, the Company has made the following arrangements.

               First, on January 29, 1999, the Company completed its offering of 2,350,000 shares of its common stock to non-United
  States residents for an aggregate subscription price of $3,687,500, pursuant to Regulation S. As a result of the delays in getting
  NASD Regulation approval to begin trading the Company's securities on the OTC Bulletin Board, certain Regulation S investors have withdrawn their stock subscriptions pursuant to the agreement with them resulting in an aggregate of 2,040,000 shares sold for an aggregate subscription price of $3,187,500. Of the total subscribed, $423,000 of the subscription price has not yet been received in cash and is receivable within 10 days of the Company's clearance for trading of its common stock on the NASD OTC Bulletin Board.

               Second, the Company has authorized the issuance of up to $5 million of convertible subordinated promissory notes to individuals who qualify as accredited investors as defined by the Securities and Exchange Commission. These notes, which are payable in full after two years, and which bear interest at 6% per annum, bear the right to convert to shares of the Company's common stock at a conversion price of $2.00 for one share of common stock ($.0001 par value). To date, $758,500 has been received by way of sales of these promissory notes.

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

          The Company's income will be heavily dependent upon sales of advertising inventory on Adcast billboards and the successful delivery of that advertising. The Company has not sold or delivered paid advertising through its Adcast billboard service but now anticipates sales in the final quarter of fiscal 1999. However, there is no assurance that such sales will be realized.
  Prospective sales of Adcast advertising are dependent upon both the ability of the Company to sell and deliver Adcast services and the continued development of the overall market for Internet advertising services and Internet related commerce.

  During the comparable three month period of fiscal 1998 the registrant earned no revenue and was not engaged in similar activities. Therefore, no meaningful comparison can be made for the operating results of the registrant between the two subject periods, nor between the first nine months of fiscal 1998 and the first nine months of fiscal 1999.


  SUBSEQUENT EVENTS

   On April 30, 1999 the Company acquired sole title to the technology known as MyLine and InstAccount, pursuant to the Agreement of Purchase and Sale and Exclusive Licensing of
        Technology with Americom, Ltd. dated March 11, 1999.

  The Agreement provides for the Company to pay aggregate consideration of (i) $538,000 in cash over a two year term, (ii) 500,000 shares of common stock of the Company and (iii) re-conveyance of all shares held in Enhanced Service Providers, LLC. In exchange, Americom Ltd. has conveyed all right title and interest to the MyLine and InstAccount technology, including worldwide marketing rights, and assigned all trademarks and contracts relating to MyLine and InstAccount, to the Company. The Company has assumed certain continuing obligations relating to the assigned contracts. Americom Ltd. has also undertaken not to compete with the Company in communications business or solicit existing MyLine customers.

  MyLine is an enhanced, feature rich, remotely programmable personal telecommunications system. InstAccount is a real time communications accounting and management tool.






                          PART II   OTHER INFORMATION

  Items 1 through 5.

  Not applicable.


  Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

  None

  (b)Reports on Form 8-K

  Form 8-K/A filed February 18, 1999 incorporating combined financial statements of AmericomUSA and RMC Diversified
  Associates International, Ltd. as of June 30, 1997 and 1998, and unaudited financial statements of AmericomUSA, Inc. and subsidiary as of December 31, 1998.


  Form 8-K filed February 23, 1999 reporting acquisition of Kiosk
  Software, Inc.



  SIGNATURES

        Pursuant to the requirements of the Securities Exchange
  Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICOM USA, INC.


                                      By: /s/ Robert Cezar
                                          Chief Executive Officer



                                      By: /s/ David Loomis
                                          Chief Financial Officer



                                      Dated: May 15, 1999