Form 10KSB
period 1999-06-30
AMERICOM USA INC
filed 1999-09-28
CIK 1054824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for fiscal year ended _______________.

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from January 1, 1999 to June 30, 1999

Commission file number  0-23769

                               AMERICOM USA, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                      52-2068322
        ----------                                ----------------------
 (State or other jurisdiction                        (I.R.S. Employer
of  incorporation or organization)                 Identification  No.)

             1303 Grand Avenue, Arroyo Grande, California         93420
              (Address of principal executive offices)          (zip code)

                     Issuer's Telephone Number: 805/542-6700


Securities registered under Section 12(g) of the Exchange Act:

         Common Stock, $.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X  No     .
                                                             ----    ----
Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the year ended June 30, 1999, was $143,591.

As of August 31, 1999, the aggregate market value of the voting stock held by non-affiliates was $32,490,540 based on the average bid and ask price of $2.00 per share.

As of August 31, 1999, the number of shares of Common Stock outstanding was 36,660,672.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes      No  X  .
                                                               ----    ----

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         AmeriCom USA, Inc. ("AmeriCom" or the "Company") is an emerging technology company focused on developing innovative systems to facilitate advertising and commerce over the world wide web (hereinafter referred to as "Web" or "Internet"). The core product of the Company is a proprietary technology known and marketed under the name AdCast and TrueManagementTM. AdCast and TrueManagementTM constitute unique advertising and merchandising solutions which provide enhanced services to companies that advertise or conduct business via the Internet.

         The AdCast system is the primary product offered by the Company. The AdCast system is an advertising delivery system which delivers non-scrollable advertisement frames ("e-Billboards") which can contain animated ads lasting from 15 to 90 seconds in length with audio, video and pop-up frame capability. AdCast e-Billboards are placed on Web sites which have entered into agreements to carry advertising ("AdCast Affiliates"), as well as hot links to other Web sites. (For the Company's own descriptive purposes Web site owners who have agreed to the placement of an e-Billboard ad are referred to as "AdCast Affiliates" and their respective Web sites as "AdCast Affiliate Sites". They are not affiliates as that term is used by the Securities and Exchange Commission and they do not directly or indirectly control, nor are controlled by, nor are under common control with, the Company.)

        The AdCast advertisement space appears on an AdCast Affiliate Site each time a viewer visits that Web site. The ad appears as an outlined frame in which an advertisement is run. Because the AdCast e-Billboard frame does not disappear when the visitor moves down the page or between pages in that particular Web site, complete viewing of the advertisement is likely.

        The  TrueManagementTM   system  provides  management  tools,  analytical
reports, and operating control data pertaining to advertising on the Internet for users of the AdCast system.

        The Company compensates AdCast Affiliates for placing the AdCast e-Billboards on their Web sites, and the Company sells the e-Billboard space to advertisers and sponsors. The AdCast Affiliates receive a fee based on the number of visitors to their Web site and/or advertising credits which can be used to promote their Web site on other AdCast Affiliate Sites.

        The pricing structure for the AdCast advertising rates is based on spot minute increments, similar to spot pricing for television. Similar to television, e-Billboard ads can vary in length. However, unlike television AdCast e-Billboard ads play only when the viewer or Web surfer stays at that particular AdCast Affiliate Web Site.

COMPANY BACKGROUND

        The Company was incorporated in Delaware in 1994 under the name AmeriCom USA, Inc. to market MyLine, a telecommunication system developed by RMC Diversified Associates International, Ltd. ("RCM Intl."), a California company under contract to Americom Ltd., a Turks and Caicos corporation. RCM Intl. was owned by Robert Cezar, Chief Executive Officer, President and a director of the Company. In April, 1996, the Company sold the MyLine technology to Enhanced Service Providers LLC ("ESP"), a Massachusetts corporation. As part of the transaction the Company was required to release its international marketing rights to the MyLine technology to Americom Ltd. As consideration for the Company's release of the MyLine technology, the Company received $540,000 in cash and 161,000 shares of ESP common stock. The ESP common stock was valued at $0 in the Company's financial statements. (The MyLine technology has subsequently been re-acquired by the Company. See "Company Acquisitions".) Following the sale of the marketing rights to the MyLine technology, the Company was inactive until July, 1998, when it acquired, as a wholly-owned subsidiary, RCM Intl., which had developed the AdCast and TrueManagementTM technologies. Since the acquisition of RCM Intl., the Company has concentrated on enhancement of these technologies and their development into a comprehensive Internet commerce and advertising system.

CORPORATE RESTRUCTURING

         On December 4, 1998, the Company merged with Chatsworth Acquisition Corporation ("Chatsworth"), a Delaware corporation, under an Agreement and Plan of Merger (the "Chatsworth Merger"). The Chatsworth Merger took the form of a share exchange in which all of the shares of the Company were exchanged for common stock representing 91.8% of all shares outstanding of Chatsworth. The Chatsworth Merger was accounted for under the reverse take-over method of accounting. Thereafter, the name of Chatsworth was changed to AmeriCom USA, Inc.

         The intention of the Chatsworth Merger was to give the Company access to the benefits of being a public corporation, including the ability to have its shares listed on the National Association of Securities Dealers Over-The-Counter Bulletin Board system (@NASD OTC-BB@). Subsequent to the Chatsworth Merger, application was made to the National Association of Securities Dealers for the Company's stock to be tradable on the NASD OTC-BB.

         The National Association of Securities Dealers ("NASD") did not approve the Company's application within the time period envisaged prior to the merger. On the advice of counsel, representations were made to NASD Regulation, Inc. (which scrutinizes trading applications for the NASD) to satisfy its reservations regarding the trading of the Company's stock on the NASD OTC-BB. Also on the advice of counsel, additional shares of common stock were issued to certain officers and directors of the Company pursuant to an Employee Compensation Bonus Agreement and registered on Form S-8, in accordance with Regulation S of the Securities Act of 1933.

         Ultimately, in April 1999, the Company's application for listing on the NASD OTC-BB was unsuccessful, primarily due to concerns related to an insufficient number of shares of common stock of Chatsworth which were freely tradable prior to the merger with the Company.

         As a consequence of the Company's inability to secure a listing on the NASD OTC-BB, the Company was unable to meet commitments to certain investors that the Company's stock would be traded on the NASD OTC-BB by January 31, 1999. The Company entered into negotiations with 13 such investors and has obtained an extension of time until September 30, 1999 in which to secure a NASD OTC-BB listing.

COMPANY ACQUISITIONS

         Kiosk Software, Inc. Acquisition. On January 24, 1999, the Company entered into an Agreement and Plan of Reorganization with Kiosk Software, Inc., a California corporation, whereby Kiosk Software, Inc. merged with and into Kiosk Acquisition Inc., a newly formed corporation wholly owned by the Company (the "Kiosk Agreement"). The Kiosk Agreement became effective on February 8, 1999, at which time the name of Kiosk Acquisition Inc. was changed to Kiosk

Software, Inc. and Kiosk Software, Inc. became a wholly owned subsidiary of the Company. Shares of the Company's common stock were issued to the shareholders of Kiosk Software, Inc. based on the following formula: (i) an exchange ratio computed by dividing 1,000,000 by the quantity of outstanding Kiosk Software, Inc. outstanding shares just prior to the merger, and (ii) the number of shares to be issued to Kiosk Software, Inc. shareholders to be equal to the product of the number of shares owned by such shareholder times the exchange ratio. The number of Kiosk Software, Inc. shares outstanding prior to the merger was 1,000,000 and the exchange ratio was one-for-one. The Company issued 1,000,000 shares of common stock pursuant to the merger. The Kiosk Agreement also provided that outstanding options to purchase shares of common stock of Kiosk Software, Inc. would be exchanged for options to purchase shares of the Company, with the price and number of option shares subject to the exchange ratio. Pursuant to the Company's Qualified Stock Option Plan, options for the purchase of 248,834 shares of the Company's common stock at a purchase price of $0.35 per share, 132,245 shares at a purchase price of $1.15 per share, and 65,539 shares at a purchase price of $1.04 were granted to former Kiosk Software, Inc. option holders.

         The Company advanced Kiosk Software, Inc. an aggregate amount of $629,950 to pay its outstanding liabilities. Lori Fisher, the principal shareholder of Kiosk Software, Inc., was appointed a director, president and chief operating officer of the Company's subsidiary, Kiosk Software, Inc.

         MyLine Technology Acquisition. Effective March 11, 1999, the Company entered into an Agreement of Purchase and Sale and Exclusive Licensing of Technology with Americom Ltd., a Turks and Caicos corporation ("MyLine Agreement"). Under the MyLine Agreement, the Company agreed to re-acquire the MyLine and the InstAccount technologies from AmeriCom Ltd. for an aggregate consideration of (i) $538,000 in cash over a two year term, (ii) issuance of 500,000 shares of common stock of the Company and (iii) re-conveyance to the Turks and Caicos corporation of all shares held by the Company in ESP. The MyLine Agreement was subsequently amended to provide for payment of $503,000 in cash and 517,500 shares. The re-acquisition was completed on April 30, 1999. As a result of the MyLine Agreement, the Company acquired all right, title and interest to the MyLine and InstaAccount technologies. See "Company Technologies" below.

         Jim and Jon Tech Acquisition. On February 26th, 1999, the Company and its subsidiary company RMC Diversified Associates, Ltd ("RMC") entered into an Agreement and Plan of Reorganization with Jim and Jon Tech, a California corporation, to acquire certain technology ("J&J Agreement"). The J&J Agreement provides for the Company to acquire Jim and John Tech and its net assets, including the J-Engine Tool (See "Company Technologies"), for consideration to each of the two shareholders, Jon Iverson and Jim Heintz, of (i) a total of 200,000 shares of common stock of the Company to be divided pro rata between the two shareholders in accordance with their original shareholdings in Jim and Jon Tech, (ii) options for each of the two shareholders to purchase 300,000 shares of the common stock of the Company at an exercise price of $2.00 per share,
(iii) $100,000 for each of the two shareholders in cash, payable in installments, and (iv) Jon Iverson would serve as president of RMC. and Jim Heintz would serve as chief technological officer of RMC. The agreement has subsequently been amended to provide for a revised timetable for payment of the cash element of the consideration and the transaction has not yet closed. Although RMC continues as a separate corporate entity, the J-Engine Technology is utilized by AmeriCom's DAI Division.

         Business Services Agreement. On September 8, 1998, the Company entered into a twelve month agreement, subject to renewal, with Asia Pacific Finance Group Ltd., a British Virgin Islands corporation ("APFG") for services generally related to financial and management advisory services for identifying and evaluating a U.S. stock market listing through a reverse merger with a U.S.
publicly held company, and for assisting the Company in connection with a private placement offering. Under the terms of the agreement, the Company shall pay to APFG: (i) 5% management success fees for the services of the private placement upon the execution of each subscription agreement, and (ii) 4% of the Company's common stock payable for the services related to U.S. stock market listing transactions, payable upon execution of a reverse merger with a U.S. publicly held company.

         The 5% fee as noted in (i) above, was subsequently amended to 10%. The Company has been paying the 10% fees to the APFG as new subscription agreements are received. Upon closing of the Chatsworth Merger, the APFG was issued 1,200,000 shares of the Company's common stock equivalent to 4% of the total outstanding common stock of the Company at that time.

RECENT DEVELOPMENTS SUBSEQUENT TO YEAR END

         Telespace, Ltd. Merger. On July 1, 1999 the Company entered into a Merger Agreement and Plan of Reorganization with Telespace Ltd. ("Telespace"), a Delaware corporation (the ATelespace Merger@). The Telespace Merger was adopted by the unanimous resolution of the Board of Directors of Telespace and approved by the written consent of a majority of the shareholders of Telespace. The Telespace Merger was adopted by the unanimous resolution of the Board of Directors of the Company on June 29, 1999.

         The Telespace Merger provided that the Company would merge into Telespace and the shareholders of the Company would exchange their shares of the Company for 99.3% of the shares of Telespace and the name of Telespace would be changed to Americom USA, Inc. Further, the holders of options to purchase shares of the Company would receive options to purchase the same number of Telespace shares. If fully exercised, option holders would be entitled to purchase, in the aggregate, approximately 24% of Telespace's outstanding common stock (on a fully diluted basis). It was the parties intention that upon completion of the Telespace Merger, all outstanding stock of the Company would be tradable on the NASD OTC-BB.

         The Telespace Merger was conditioned upon the occurrence of several events. One of the conditions prior to the merger was that the Company receive a limited offering merger permit from the State of California, Department of Corporations ("DOC") and a Fairness Hearing and order from the DOC which would make available the Section 3(a)(10) exemption under the Securities Act of 1933, as amended. On July 23, 1999, an application for a limited offering merger permit and request for a Fairness Hearing before the DOC was submitted. However, due to various concerns raised by the DOC relating to Telespace Ltd., the Telespace Merger was terminated by mutual consent and the DOC application was voluntarily withdrawn by Telespace.

         DigiCities, Inc. Merger. On July 1, 1999, the Company executed a Memorandum of Understanding with DigiCities, Inc. ("DigiCities"), a California corporation, in which the Company will acquire all of DigiCities' issued and outstanding Common Stock in exchange for 3,500,000 shares of the Company's Common Stock ("Memorandum"). In addition, the Company will allocate options to purchase 1,500,000 shares of its Common Stock to DigiCities employees, pursuant to the Company's employee stock option plan. The Memorandum also calls for Scott Carni to remain as President and a director of DigiCities, and for Chad Lems to remain as a Vice President and director of DigiCities. Pursuant to the Memorandum, the proposed acquisition of DigiCities is to be completed one day prior to the effective date of the proposed Telespace Merger, but in any case not later than September 30, 1999.

         On August 2, 1999, a formal Agreement and Plan of Reorganization was executed between the Company and DigiCities ("DigiCities Agreement"). However, in light of the termination of the Telespace Merger, on September 27, 1999, the Company and DigiCities entered into a new Merger Agreement to provide for a merger between the Company and DigiCities in which (i) the Company's Certificate of Incorporation will be amended to change the authorized capital stock to 120,000,000, of which 99,000,000 shares shall be Class A Common Stock, $.0001 par value, 1,000,000 shares shall be Class B Common Stock, $.0001 par value, and 20,000,000 shares shall be preferred stock, $.0001 par value; (ii) all of the outstanding common stock of DigiCities will be converted into 3,500,014 shares of the Company's Class A Common Stock; and (iii) the Company will issue options representing 1,500,000 shares of the Company Class A Common Stock to DigiCities employees ("DigiCities Merger"). As a result of the DigiCities Merger, DigiCities will disappear and the Company will be the Surviving Entity.

         Based upon the DigiCities Merger, the Company will file a new application for a merger permit and Fairness Hearing with the DOC. The new application will also provide for the Company to exchange all of its currently outstanding common stock with Class A Common Stock having the same rights and status as the current outstanding Common Stock.

         DigiCities specializes in the marketing and development of Web sites for small to medium sized businesses. DigiCities commenced business in January 1999 building Web sites for business customers using a standardized layout and format, and maintains those sites on its own Web servers, located in Santa Monica, California. Following the acquisition of DigiCities by the Company, owners of Web sites maintained by DigiCities would be offered advertising income by becoming an AdCast Affiliate, and the opportunity to draw traffic to their Web site by participation in the e-Billboard Exchange program.

         DigiCities commenced selling its Web site product by outbound telemarketing in January 1999, using both its own telemarketing facilities and telemarketing rooms managed by outside contractors. Charges include a fee for initial site set-up, and a monthly maintenance fee. Fees are primarily collected via a Billing Service Contract with an aggregator company. The aggregator represents several hundred telephone local exchange carriers (?LECs@). By this mechanism, the business customer buying a web site agrees to have their local telephone service account charged with DigiCities' fees. DigiCities passes the new customer's billing information to the aggregator, who in turn distributes it to the relevant LEC. Customers pay the DigiCities charges along with their other monthly telephone charges, and the net proceeds are ultimately passed back via the aggregator to DigiCities.

         In August 1999 DigiCities launched an alternative business Web site product called Flash 4 Websites which is sold by direct marketing networks. Revenues from this product are charged to customers' credit cards, resulting in significantly faster cash flow to DigiCities.

         DigiCities presently maintains approximately 15,000 Web sites, has 10 full time employees, and generated revenues of approximately $1.2 million.

         Appointment of AdCast Division President. In August 1999 Mr. Tom Hopfensperger joined the Company as President of AdCast Division. Mr.
Hopfensperger was previously Director of New Media for KGO/KSFO, the San Francisco affiliates of Disney's GO network, and has an extensive advertising media sales background.

         Marketing Agreement for Russia with Nicola Savoretti. On September 22, 1999 the Company entered into a memorandum of understanding with Nicola Savoretti, pursuant to which the Company appointed Mr. Savoretti exclusive licensee to market AmeriCom's products in Russia. The memorandum provides for a term of 10 years with a renewal option for an additional 10 year term. In consideration, Mr. Savoretti paid the Company a licensing fee of $100,000. Mr. Savoretti was also granted an option to purchase 20,000 common shares of the Company at a price of $2.00 per share, exercisable within one year.

THE COMPANY'S OPERATIONS

        The Company began online operations on February 1, 1999 showing unpaid advertisements while it tested the AdCast system. This phase is commonly referred to as the "beta" phase of development. In July 1999, the Company commenced the sale of paid advertising. The Company is currently displaying in excess of 4 million ads per day. Of these, 25% are ads displayed on the AdCast Affiliate sites and promote products of the Company's sponsorship advertiser and advertisers with whom the Company has entered into commission based contracts or "paid-per-click" programs. The balance are unpaid ads which cross-promote AdCast Affiliate sites pursuant to AdCast's e-E-Billboard Exchange program.

        The Company  anticipates  that it will continue to receive  revenue from
(i) its sponsorship ad program (see "Marketing") which provides display of a sponsor's logo on AdCast Affiliate Sites (ii) sale of advertising space on the e-Billboard ads displayed on AdCast Affiliate Sites and (iii) commissions from sales of merchandise from ads displayed. The Company has one member in its sponsorship program and has received nominal revenues from commissions on sales of merchandise. The Company has received firm orders for e-Billboard commercial advertising subsequent to the year end.

        The Company's has previously entered into AdCast Affiliate agreements with Web sites focused on relatively narrow audiences. The Company intends to broaden the type of Web sites on which it places AdCast e-Billboards.

        The Company currently has three wholly owned subsidiaries: Kiosk Software, Inc., Adcast, Inc. and AdCast Canada, Ltd; another subsidiary company RMC Diversified Associates, Inc. was wound up in August 1999 subsequent to the fiscal year end. The Company intends to operate its various lines of business through four operating divisions: AdCast, MyLine, Direct Access Internet ("DAI") and AdCast Studios.

         MyLine Division This Division develops innovative telecommunication products. Its core product is the MyLine technology which was re-acquired in March 1999 (see "Background and Current Transactions"). MyLine is a value added, remote programmable personal communications system which has to date been sold via telephone local exchange carriers in the United States. The Company intends to re-engineer MyLine to exploit the cost savings and service innovations offered by a technology known as Internet Protocol Telephony. MyLine will form the basis for a unified messaging system which will integrate with the Company's other businesses. Unified messaging will permit messages sent via different media including fax, email and voice mail to be accessed and read or listened to by any of the other media, at any time and from any location.

         Direct Access Internet Division. The Direct Access Internet division ("DAI Division") manages all engineering and operational tasks associated with the delivery of AdCast advertising, the e-E-Billboard Exchange program and the TrueManagement system. In addition, the DAI Division is tasked with developing additional products for the Company and coordinating all intra-company engineering projects.

         AdCast Division. AdCast is responsible for marketing and sales of the AdCast and TrueManagementTM technologies.

         AdCast Studios Division AdCast Studios provides graphic design and creative services to advertisers and web site owners including those advertising via AdCast.

         Kiosk Software, Inc. Kiosk Software, Inc. is engaged in the development and delivery of products and services for the deployment of interactive kiosk software applications. Kiosk Software, Inc. provides complete kiosk development services from design through delivery. It specializes in multi-media software development in addition to full kiosk integration and support including graphics for effective user interface, custom cabinet design, multimedia software development and development of custom applications for education, retail and tourist environments. Its primary products are the Kiosk Operating Suite (K/OS), a proprietary kiosk application development tool and TerraVista, a product for Internet access control. Kiosk Software, Inc. uses its proprietary software to manage and update remote systems from a central location.

         Co-location Agreement. On April 7, 1999 the Company entered into an Internet Services and Co-Location Agreement with AboveNet Communications, Inc. to locate the Company's server equipment at the facilities of AboveNet in San Jose, California. The agreement also provides for basic maintenance and network provisioning to be provided to the servers.

COMPANY TECHNOLOGIES

         AdCast Technology. The AdCast system delivers to AdCast Affiliate Sites non-scrollable e-Billboards in which animated ads of 15 to 90 seconds in length are placed. The AdCast system also provides various audience measurements. Measurements provided include number of click-throughs, number of times an advertisement is viewed and duration of stay on a Web site. This data is provided to both advertisers and the AdCast Affiliates enabling them to make adjustments to their advertisements or Web sites, respectively, to increase effectiveness.

         TrueManagementTM. TrueManagementTM. provides a series of management tools that enable AdCast Affiliates to maintain interaction between the AdCast system and their AdCast Affiliate Sites. In addition, the AdCast Affiliate can use the TrueManagementTM system to manage their own promotional advertising campaigns via the AdCast delivery system, analyze specific e-Billboard advertisement performance, and obtain real-time reports summarizing visits to their site, by hour, day, or month.

         For the advertiser, TrueManagementTM permits advertising managers to monitor the results of their advertisements and to easily make adjustments to ad campaigns as needed. The Company believes that what differentiates the AdCast system from other Internet advertising delivery systems is its ability to allow advertisers to eliminate waste in advertising dollars by setting the precise number of advertisements and click-throughs per visitor, on a per day, per month, and/or per campaign basis. AdCast combines all of the traditional features of existing Internet ad delivery systems with accountability, by providing both the AdCast Affiliates and advertisers with detailed information concerning the performance of advertising campaigns.

        The benefits of the AdCast system include:

          * Non-scrolling e-Billboard ads which can be set for durations from 15 to 90 seconds featuring audio, video, pop-up animation frames and hot links.

          * Non-scrolling e-Billboard ads appearing at the bottom of the Web site page during a Web site visitor's entire stay with a clickable link to that company's Web site or other post-processing facilities.

          * Specified number of times that ads are shown to each visitor, per day, per month or for the entire ad campaign.

          * Ability to provide hot-links to on-line ordering, coupon printing and special offers.

         The   TrueManagementTM   system   contains  tools  that  enable  AdCast
Affiliates and advertisers to control, review, and manage certain standard features. Some of the benefits of the TrueManagementTM system include:

          * Reliable audience measurement as well as collection of historical data for analysis and review.

          * Easy on-line access to the information generated by AdCast advertisers and Web site hosts.

          *    Ability of advertisers to easily change their ads.

          * Real-time information including total number of new visitors, daily visitors, cumulative repeat visitors and cumulative total visitors.


         MyLine. MyLine is a programmable personal telecommunication system. The associated InstAccount product is a real time communication accounting and management tool. The Company will re-engineer the Myline technology to exploit the cost savings offered by Internet Protocol Telephony and thus create a price and service competitive product. MyLine will be marketed by the Company's subsidiary, Telespace, Inc., a Delaware corporation, to re-resellers both in the United States and selected foreign markets.

         Kiosk Software Technology. Kiosk Operating Suite ("K/OSTM"). K/OS is a fully developed kiosk developer tool kit which includes remote management, usage and event logging, read/write access for standard Open Database Connectivity (ODBC/JDBC) databases and program interfaces to common peripherals. K/OS enables software programmers to easily create interactive business solutions, maintain hardware and remotely manage public access kiosks. The system is designed to be steadfastly reliable and easy to customize. K/OS can deliver any interactive, multimedia content that can be viewed or played using Microsoft Internet Explorer. The product provides system flexibility through its Java and ActiveX interfaces.

         TerraVistaTM. TerraVistaTM is an extension of Microsoft's Internet Explorer and controls public access on the Internet by serving as a programmable gateway to selected Internet sites. TerraVistaTM gives the system administrator the tools to focus a user's attention on those portions of the Internet that have been pre-selected and approved. TerraVistaTM constrains the hardware to prevent the user from circumventing the system. TerraVistaTM is a fail-safe solution, ideal for use in academic environments, libraries, correctional facilities, corporate visitor centers and other public areas.

         DAI Technology. Pursuant to the reorganization agreement with Jim and Jon Tech, the Company, through its subsidiary RMC, acquired the J-Engine Tool for use with the Company's Direct Access Internet ("DAI") Services. The J Engine Tool is a portable, scalable, modular approach to building and managing Web sites. The J-Engine Tool provides Internet Service Providers ("ISPs") with the ability to sell turnkey systems such as content management and e-commerce to an unlimited number of users with unlimited customization. The J-Engine Tool can be used to target both business-to-consumer and business-to-business clients. This is achieved with the implementation of a powerful layout function that allows customization, via on-line interface, all the way from final Web-page design down to the look of the program interface layouts themselves. The J-Engine Tool also allows the Web site manager to control access to the management system developed for their Web site through specified password protection.

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

e-Billboard Exchange Program   Under the E-Billboard  Exchange program,  in
addition to being paid for each visitor to their Web site, AdCast Affiliates are given 3 free ads on other Affiliate Web sites for each ad shown on their own web. These free ads can be used by the affiliate to encourage visitors to visit the affiliate's own web site.
MARKETING

         General. The Company is marketing the AdCast system to domestic and foreign businesses involved in publishing and commerce over the Internet. The Company intends to target manufacturers and suppliers of products, goods and services that utilize the Internet for dissemination and sales of their products.

         The Company offers a sponsorship program in which a participant is allocated several AdCast Affiliate Sites on which its logo is placed. These Web sites are selected, based on compatibility of interests, from the Company's pool of Web sites. The sponsor compensates the Company either through commissions based on the amount of sales generated from viewers clicking on the sponsor's logo on an AdCast Affiliate Site, or through advertising referral guarantees. The Company believes that its sponsorship program is unique and anticipates that it will appeal to larger organizations that already have name and logo recognition.

         Agreement with Internet Store. On September 3, 1998, the Company entered into a non-binding memorandum of understanding ("MOU") with Copelands Sports Fitness Superstore, a large chain storefront and Internet retailer of sporting goods (the "Store"). The MOU stipulates that the Company shall receive 30% of the Store's net margin on sales, as defined in the MOU, generated by consumers who have "clicked" through to the Store's Web site from the Company's Internet e-Billboards. In addition, the Company leases e-Billboard space, paid on a per visitor basis, on the Store's Web site. The Company has also agreed to allow the Store to be the preferred sponsor on all of its customer's sports and school related Web sites and all of its customer's Web sites where the Store's vendors advertise.

         Consulting Agreement. On January 8, 1999, the Company entered into a consulting agreement with R.A.A.M. International, Inc., a Canadian corporation (the "Consultant"), whereby the Consultant will head American Web site customer acquisition efforts. Under the agreement, the initial term was from January 1, 1999 through April 30, 1999, and the amount budgeted for the Consultant's fees and expenses during this initial term was approximately $100,000, subject to ongoing audit and review by the Company of the Consultant's performance in obtaining the stipulated Web sites. The Company agreed to pay an advance fee of $30,000 to the Consultant on a bi-weekly basis from January 1, 1999 through April 30, 1999. This Agreement was terminated by the Company in July 1999 after payment of $84,000.

RESEARCH AND DEVELOPMENT

         The Company has begun development of additional products. There is no assurance that such products will ever become viable products or that the Company will be able to market such products. In fiscal year ended June 30, 1999, the company estimates that it spent $168,510 on research and development activities.

         In August, 1998, the Company entered into a joint-development agreement with Systeam SpA, an Italian company engaged in information technology, consulting, software development and software support. Under the terms of the agreement, Systeam SpA has contracted to provide ongoing development and support of the Company's AdCast, Manufacturers' Outlet, TrueManagementTM, MyChannel and MyLine technologies. In consideration the Company has agreed to pay an annual royalty equal to 8% of the worldwide revenues of the Company for a period of 10 years, renewable for successive 10 year terms provided that Systeam continues to develop, implement, support and upgrade the Technology and Licensed Software during such periods. Subsequent to fiscal year end, the Company amended its agreement with Systeam to guarantee a minimum royalty payment in the amount of $500,000 payable between August 31, 1999 and January 2000. Systeam SpA has established a permanent presence at the DAI Division of the Company to assist in the technical changes necessary to accommodate the Company's growth.

         Systeam SpA is currently implementing the telecommunications protocol known as "IP" within MyLine. Once completed, this enhancement will enable MyLine calls to be made over the Internet. MyLine will ultimately be developed into a unified messaging system which will integrate with the Company's other businesses. Unified messaging will permit messages sent by different media including fax, email and voice mail to be accessed and read or listened to by any of the other media, at any time and from any location.

         Systeam SpA is also developing a Web site known as the Manufacturer's Outlet. The Manufacturer's Outlet is an Internet Web site designed for the small and medium sized business. This e-commerce site enables business to take on-line orders for their products from retailers and/or individual consumers. Call-to action ads, distributed by the AdCast system, drive traffic to the Manufacturers' Outlet site.

         MyChannel is a permission marketing business model by which consumers or businesses are incentivized with cash or other benefits to participate in an Internet advertising network. By obtaining detailed demographic and physographic information about a large population of web users, MyChannel will be able to precisely target advertising and merchandising material to narrowly defined, and thus extremely valuable, target audiences. The basic technology and the business plan for MyChannel already exists but development work to bring it to market continues.

PROPRIETARY RIGHTS

         The Company has filed two applications for patents of the AdCast technology with the United States Patent and Trademark Office (applications No. 09/291,785 dated April 14, 1999 and 09/335,384 dated June 17, 1999) and a copyright application for the AdCast service with the United States Register of Copyrights. Work is in process for the filing of an additional patent application to protect certain other features of the Company's proprietary technology. The Company does not currently have patent or trademark protection for any of its proprietary technology.

         There can be no assurance that the Company's pending patent applications will result in the issue of the patents, that if patents were issued, it would afford protection against a competitor, or that any patents issued to the Company could not be challenged, invalidated or circumvented by others. Further, since patent applications in the United States are maintained in secrecy until patents issue, the Company cannot be certain that others have not filed patent applications directed toward inventions covered by its pending patent applications or that it was the first to file patent applications on such inventions. There can also be no assurance that any application of the Company's technologies will not infringe patents or proprietary rights of others or that licenses that might be required for the Company's processes or products would be available on reasonable terms. The extent to which the Company may be required to obtain licenses under other proprietary rights, the cost and the availability of such licenses are unknown.

         The Company also makes use of its trade secrets or "know-how" developed in the course of its research and development. To the extent that the Company relies upon trade secrets, un-patented know-how and the development of improvements in establishing and maintaining a competitive advantage in the market for the Company's products, there can be no assurances that such proprietary technology will remain a trade secret or that others will not develop substantially equivalent or superior technology to compete with the Company's products.

COMPETITION

         The Company faces competition from numerous companies, some of which are more established, have greater market recognition, and have greater financial and marketing resources than the Company. The Company's services compete on the basis of certain factors, including a variety of viewer demographics, price, duration of exposure of each advertisement, and the number of visual impact of each advertisment. The market for the Company's services is competitive, subject to rapid change and evolution as the Internet grows and matures.

The Company's competitors include Doubleclick, Inc., 24/7 Media, Inc. and Flycast, Inc., as well as other traditional banner advertising networks and portals. More general competition for advertising revenues also comes from conventional, non-internet advertising media such as television and radio.

EMPLOYEES

         As of June 30, 1999, the Company and its subsidiaries had a total of 52 employees. This number includes 27 technicians/engineers, 5 marketing and 20 administrative personnel.

ITEM 2.  DESCRIPTION OF PROPERTY

             The Company and its subsidiaries maintain offices in five locations. The executive offices are located at 1303 Grand Avenue, Arroyo Grande, California 93420 pursuant to one-year leases totaling $3,187 per month for approximately 4,000 square feet. The offices of the AdCast and DAI Divisions are located at 124 South Halcyon Road, Arroyo Grande, California 93420 under a monthly lease of $2,600 per month for approximately 3,500 square feet. The AdCast sales and marketing office is located at 1901 S. Bascom Avenue, Suite 880, Compton, California under a 3 year lease at $4,221 per month. The Kiosk Software, Inc. offices are located at 3534-A Empleo Street, San Luis Obispo, California 93401 pursuant to a monthly lease of $1,600 for approximately 2,400 square feet. DigiCities, Inc. rent a total of 3,659 square feet at 5855 Green Valley Circle, #206, Culver City, CA for $4,600 per month.

ITEM 3.      LEGAL PROCEEDINGS

         There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the period covered by this report.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On December 23, 1998, following the Chatsworth merger, the Company applied to NASD Regulation, Inc. for quotation of the Company's common stock on the NASD OTC Bulletin Board. On January 30, 1999, the Company received the trading symbol AMUS from NASD Regulation, Inc. However, trading was not cleared by NASD Regulation, Inc. at that time. Consequently, the Company's common stock is not currently listed for trading on any stock exchange.

         As of August 31, 1999 the Company had approximately 280 shareholders.

Recent Sale of Unregistered Securities

         2,350,000 Common Stock. On January 29, 1999, the Company completed an offering of 2,350,000 shares of its common stock for an aggregate sales price of $3,687,500 (before costs) to investors located outside the United States through Asia Pacific Finance Group Ltd., a British Virgin Islands Corporation, pursuant to Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). The subscription agreements for these sales included representations that the Company's stock would be traded on the OTC-BB by January 31, 1999, and that the Company would use its best efforts to assist the subscribers in having their stock registered under the Securities Act. Certain of the subscription agreements also permitted 10% partial payment of the subscription price with the balance payable once the Company's stock was traded on the OTC-BB.

         As of June 30, 1999 subscriptions for 300,000 shares had been cancelled pursuant to the contingency clause of the subscription agreements which allowed for cancellation of the subscription, at the investor's option, if the Company did not achieve a NASD over-the-counter bulletin board listing by January 31, 1999. As a result of these cancellations, the net amount raised by the Regulation S offering, after costs, was reduced to $2,948,064.

         Subsequent to June 30, 1999, subscriptions for a further 72,000 shares at an aggregate subscription price of $129,600 (after costs) were also canceled. Consequently, the final outcome of this Regulation S offering was subscriptions for 1,978,000 shares which realized $2,818,464.

         A further 1,350,000 shares were sold to non-United States residents prior to the formal Regulation S offering, at a total price of $485,000. These shares were offered and sold exclusively to purchasers residing outside the United States.

         $5,000,000 Convertible Subordinated Promissory Note. On February 12, 1999, the Board of Directors of the Company authorized issuance of up to $5,000,000 of Convertible Subordinated Promissory Notes for the purpose of raising funds for working capital. These notes are payable in full within two years after issue, bear annual interest of 6%, have the right to convert to shares of the Company's common stock at a conversion price of $2.00 for each share of common stock ($.0001 par value). To date, $1,323,500 has been raised by way of sales of these promissory notes in private transactions to individuals who qualify as accredited investors as defined in Rule 501 of Regulation D. Notes totaling $1,187,422, including accrued interest, had been converted into 593,711 shares of common stock as of June 30, 1999. As of September 23, 1999 all the notes issued have been converted to common stock. The sale and conversion of these Notes was made pursuant to an exemption provided by Section 4(2) and 4(6) of the Securities Act.

         During the fiscal year the Company sold a total of 213,680 shares of common stock to other accredited investors for aggregate consideration of $88,417, an average price of $0.41 per share. The shares were sold in private placements to accredited investors (as that term is defined in Rule 501 of Regulation D). The sale of these shares was made pursuant to an exemption provided by Section 4(2) and 4(6) of the Securities Act. In addition, stock options were exercised resulting in 43,545 shares being issued for a total exercise price of $49,392.

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATIONS:

         The Company's anticipates revenues being generated in the second quarter of the fiscal year ending June 30, 2000, with breakeven on an accrual basis being achieved only in the last quarter of the fiscal year. However, it is unlikely that cash-flow breakeven will be achieved within the fiscal year 2000 due to the aggressive growth objectives of the Company. Accordingly, the Company will require substantial injections of capital in order to finance its operations, meet capital expenditure requirements and retire existing debt over the next three months.

         The Company believes that it will need approximately $5 million to $7 million to supplement working capital. This amount will fund the operations of the Company over the next 12 months. The Company anticipates that it will receive its working capital through the issuance of debt or equity securities, but the Company may consider other financing vehicles such as partnerships and joint ventures.

         As of June 30, 1999, the Company had no substantial revenues, and does not anticipate any substantial revenues until the second quarter of fiscal 2000. Historically, the Company has raised funds through equity financing to fund its operations and provide working capital. It is anticipated that the Company will finance its operations and those operations of its subsidiaries through equity and debt financing. Subsequent to the fiscal year end, the Company entered into a Subscription Agreement with an accredited investor providing for the sale of 1,250,000 shares of the Company's common stock for a total purchase price of $2,500,000. The Agreement provides for the sales price to be held in escrow, and the release of the funds and the completion of the sale are conditioned upon the Company's stock being listed for trading on the NASD OTC Bulletin Board. The Company is currently seeking commitments for an additional $5 million.

The Company plans to expand the number of employees from approximately 75 as of September 23, 1999, including DigiCities personnel, to approximately 200 at the end of fiscal year 2000. Increases will occur in the number of employees engaged in engineering and operations functions in particular. In order to attract and retain qualified employees, the Company may need to offer increasingly attractive compensation arrangements to employees.

The plan of operations also anticipates purchasing capital plant, equipment and software at a cost of approximately $2 million in fiscal year 2000. The Company expects that a significant proportion of the cost of this capital expenditure will be financed by leases or bank lines of credit. To the extent that capital expenditures cannot be financed by leases or lines of credit, liquid cash injections will be required by the Company, as discussed above.

During fiscal 2000, expenditures on research and development for new products and systems will increase. Particular emphasis will be given to the Company's MyLine and MyChannel technologies.

         Due to the merger between the Company and Chatsworth, an Annual Report on Form 10-KSB was required for the six month period of July 1, 1998 to December 31, 1998. This was due to the fact that Chatsworth (as the surviving entity) had a December 31 fiscal year end. Subsequent to this merger, the Company changed its reporting fiscal year to June 30 to coincide with AmeriCom's historic accounting periods. As a result, the Management Discussion and Analysis can be presented with comparable 12 month periods ending on June 30.

RESULTS OF OPERATIONS:

Fiscal Year Ended June 30, 1999 Compared to Fiscal year Ended June 30, 1998

         In the 1999 fiscal year ended June 30, 1999, the Company had revenues of $143,591 from business operations. During the comparable period in 1998, the Company had no revenue from business operations. The Company had anticipated the generation of significant revenues commencing in the second quarter of fiscal 1999. However, these sales were not realized in fiscal 1999 as expected due to the Company's decision to re-engineer its AdCast delivery system to ensure its ability to accommodate a large volume of advertising transactions. The Company began beta testing of AdCast on February 1, 1999. The Company is currently displaying in excess of 4 million ads per day. Of these, 25% are ads displayed on the AdCast Affiliate sites and promote products of the Company's sponsorship advertiser and advertisers with whom the Company has entered into commission based contracts or "paid-per-click" programs. The balance consists of unpaid ads which cross-promote AdCast Affiliate sites pursuant to AdCast's e-E-Billboard Exchange program.

         In 1999, indirect costs were substantially higher as the Company strengthened its marketing, operational and engineering resources in order to launch its AdCast and associated products. Marketing expense increased to $527,935 as compared to marketing expense of $0 during the comparable period in 1998. Research and development expenses were $168,510 in fiscal year 1999 as compared to $3,774 in 1998. Administrative expenses increased to $977,979 in fiscal year 1999 compared to $39,116 in the comparable period in 1998. This increase was due to preparations for the operational roll out of AdCast and related Company products, and costs associated with the transition to a public corporation.

Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1997

         In the fiscal year ended June 30, 1998, the Company had no revenue from business operations. In the fiscal year ended June 30, 1997, the Company had only incidental revenue derived from consulting activities unrelated to the continuing business of the Company. During both years the Company incurred administrative costs and costs arising from the development of various technical and business concepts which did not reach fruition during either period. As such, no accurate and comprehensive comparison between the Company's 1998 and 1997 operating results is available.


         The following table provides a summary of selected financial data for the Company's statement of operations:


                                                    FISCAL YEAR END,
                                          (in US$ thousands except per share data)



                                     Fiscal Year Ended       Fiscal Year Ended      Fiscal Year Ended
                                     June 30, 1999           June 30, 1998          June 30, 1997

Operative Revenue                        $143,591                        $0              $14,275

Income(loss) from operations          ($7,700,999)                ($272,569)           ($379,280)

Income (loss) per share                    ($0.26)                   ($0.01)              ($0.04)

Total Assets                           $4,458,559                   $51,586              $14,279

Long  term debt, less current            $200,000                        $0                   $0
portion

Stockholder equity (Deficicency)      ($1,155,641)              ($1,726,543)        ($1,453,974)



Liquidity and Capital Resources

         The Company's operations in future periods will be dependent upon the availability of adequate liquid funds for capital expenditures and to meet income deficits associated with the operational roll-out of the AdCast advertising service. In order to meet its need for sufficient liquid funds, the Company has made the following arrangements.

         On January 29, 1999, the Company completed an offering of 2,350,000 shares of its common stock for an aggregate sales price of $3,687,500 to investors located outside the United States through Asia Pacific Finance Group Ltd., a British Virgin Island Corporation, pursuant to Regulation S of the
Securities Act. A further 1,350,000 shares were sold to non-United States residents prior to the formal Regulation S offering, at a total price of $485,000. Of the combined total number of shares sold to non-residents, subscriptions for 300,000 shares were subsequently canceled because of the delay in arranging for the Company's stock to be traded on the OTC-BB. Consequently, as of June 30, 1999, the final Regulation S offering included 2,050,000 shares sold for $2,948,064. Subsequent to the fiscal year end, an additional 72,000 shares (aggregating $129,600 after costs) previously sold in the Regualtion S offering were canceled. As a result of these, the net amount raised by the Regulation S offering, after costs, was $2,818,464.

         On July 29, 1999 the Company entered into a subscription agreement with Giacomo Torrente, an accredited investor. The agreement provided for the sale of 1,250,000 shares of the Company's common stock for a total price of $2,500,000. The agreement provided for the sale price to be held in escrow, and conditioned release of the funds and completion of the sale upon the Company's stock being listed for trading on the NASD OTC-BB.

         During the fiscal year the Company sold a total of 213,680 shares of common stock to other accredited investors for aggregate consideration of $88,417, an average price of $0.41 per share.

         On February 12, 1999, the Board of Directors of the Company authorized issuance of up to $5,000,000 of Convertible Subordinated Promissory Notes for the purpose of raising liquid funds for working capital. These notes, payable in full two years after issue, with annual interest of 6%, bear the right to convert to shares of the Company's common stock at a conversion price of $2.00 for one share of common stock. To date, $1,323,500 has been invested by way of purchases of these promissory notes by individuals who qualify as accredited investors as defined by the Securities And Exchange Commission. Notes totaling $1,187,422, including accrued interest, had been converted into 593,711 shares of common stock as of June 30, 1999. As of September 23, 1999 all the notes issued have been converted to common stock. The sale and conversion of these Notes was made pursuant to exemption provided by Section 4(2) and 4(6) of the Securities Act.

         The Company considers that existing commitments and indications of intent of equity and debenture financing will be adequate to meet the Company's operational funding requirements for the next 12 months. However, we cannot guarantee that these sources of funding will be realized, nor that internally generated funds will be developed sufficiently quickly to meet the Company's needs when externally generated funds are exhausted. The Company continues to incur liability for payment of goods and services supplied to the Company which are not met in full within normal credit terms, and is thus reliant on the continued goodwill and confidence of those vendors.

         Through June 30, 1999, the Company funded its operations primarily through private placements of it securities. As of June 30, 1999, June 30, 1998 and June 30, 1997, the Company's working capital (deficit) was ($2,776,554), ($1,741,377) and ($1,458,870), respectively. Proceeds from private placements were used for working capital.

IMPACT OF THE YEAR 2000 ISSUE

         Overview. Currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

         State of readiness. Americom USA has substantially completed its initial assessment of the Year 2000 readiness of its information technology ("IT") systems, including the hardware and software that enable it to provide and deliver its solutions, and its non-IT systems. AmeriCom's assessment plan consists of (i) quality assurance testing of its internally developed proprietary software incorporated in its solutions ("Solutions Software"); (ii) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of Americom USA's solutions to its Web publisher and advertiser customers; (iii) contacting vendors of material non-IT systems; (iv) assessment of repair or replacement requirements; (v) repair or replacement; (vi) implementation; (vi) implementation of contingency plans in the event of Year 2000 failures which include backup systems for both on and off site locations, 24 hour watch using various software and trained personnel, and ensuring proper emergency procedures are in place for handling situations we have no control over such as loss of utility services.

         Americom USA is conducting quality assurance testing to ensure Year 2000 compliance of all new internally developed proprietary code incorporated into its Solutions Software. The Company plans to perform a Year 2000 simulation on its Solutions Software during the fourth quarter of 1999, following the implementation of revisions to the Solutions Software planned for the third quarter of 1999. Based on the results of its Year 2000 simulation test, the Company intends to revise the code of its Solutions Software as necessary to improve the Year 2000 compliance of its Solutions Software.

         Americom USA has been informed by many of its vendors of material hardware and software components of its IT systems that the products used by the Company are currently Year 2000 compliant. Americom USA is in the process of requiring vendors of the other material hardware and software components in its IT systems to provide written assurances of their Year 2000 compliance. The Company plans to complete this process during the second half of 1999. Americom USA has completed an assessment of the materiality of its non-IT systems and is in the process of seeking written assurances of Year 2000 compliance from providers of its material non-IT systems. The Company is also dependent on the continued functioning of basic services such as electrical utilities, telephony, mail delivery and transportation in order to conduct its business. While Americom USA is taking steps to ensure that the third parties on which it is reliant are Year 2000 compliant, it cannot predict the probability of such compliance nor the costs to the Company of non-compliance by those third parties or of securing alternate services from Year 2000 compliant parties.

Pending completion of its planned Year 2000 simulation test of its Solutions Software and its program of requesting Year 2000 assurances from vendors and licensors of material IT and non-IT systems, Americom USA has not yet completed its Year 2000 compliance repair or replacement analysis, or its contingency plans. The Company plans to complete all Year 2000 planning and analysis before the end of the fourth quarter.

         Costs. Americom USA has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to, and are expected to include, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. The Company does not now possess the information necessary to estimate the potential costs of revisions to its Solutions Software should such revisions be required or the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although Americom USA does not anticipate that such expenses will be material, such expenses, if higher than estimated, could have a material adverse effect on the Company's business, results of operations and financial condition.

         Risks. Americom USA believes that it has established an effective program to resolve material Year 2000 issues in its sole control in a timely manner. As aforementioned, however, the Company has not yet completed all phases of its program and is dependent on third parties whose progress is not within its control. The failure by such third parties to be Year 2000 compliant could result in a systematic failure beyond the control of Americom USA from delivering its services to its customers, decrease the use of the Internet or prevent users from accessing the Web sites of its Web publisher customers, which could have material adverse effect on the Company's business, results of operations and financial condition. There can also be no assurance that Americom USA will not discover Year 2000 compliance problems in our Solutions Software that will require substantial revisions which could be costly and time-consuming to remedy. If the Company does not complete any of its currently planned additional remediation prior to the Year 2000, the Company could experience significant difficulty in producing and delivering solutions and conducting its business in the Year 2000 as it has in the past, which could result in lost revenues, increased operating costs, loss of customers and other business interruptions, any of which could have a material adverse effect on Americom USA's business, results of operations and financial condition. Moreover, the failure to adequately solve Year 2000 compliance issues could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly to defend. This potential liability and lost revenue can not be reasonably estimated at this time.

         Contingency Plan. As aforementioned Americom USA is engaged in an ongoing Year 2000 assessment and has not yet developed any contingency plans. The results of the Company's Year 2000 simulation testing and the responses received from third party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

         Forward-Looking Statements. The foregoing Year 2000 discussion and the information contained herein is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998 and contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which Americom USA expects to complete certain actions, are based on management's best current estimates, which were made using assumptions about future events, including the continued availability of certain resources, third party representations and other factors. However, there can be no guarantee or assurance that these estimates will be achieved, and actual results could differ materially. Specific factors that could cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems; results of Year 2000 testing; adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are outsourcing service providers, suppliers and vendors of the Company; unanticipated system costs; and the adequacy of and ability to implement contingency plans. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only to the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made or to reflect the occurrence of unanticipated events.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         The Company's income will be heavily dependent upon sales of advertising inventory on AdCast e-Billboards and the successful delivery of that advertising. The Company did not sell or deliver paid advertising through its AdCast e-Billboard until July 1999, after the end of the fiscal year and the Company cannot be sure that such sales will increase or even continue. Prospective sales of AdCast advertising are dependent upon both the ability of the Company to sell and deliver AdCast services and the continued development of the overall market for Internet advertising services and Internet related commerce. Similarly, sales by the Company's Kiosk Software and DigiCities subsidiaries may not increase or continue.

         Future prospects for the Company's financial condition and results of operations will be overwhelmingly dependent on factors which were not present during the 1998 fiscal year and were only present in the second half of fiscal 1999. In particular, the speed and success of development of the AdCast advertising e-Billboard service, which only commenced in August 1999, will determine the bulk of the Company's revenues and costs in fiscal year 2000 and beyond. Additionally, the Company's wholly owned subsidiaries Kiosk Software (which is engaged in the development of software for public access computer terminals), and DigiCities (which develops and maintains business Web sites) will generate significant and growing revenues and costs in fiscal year 2000 and beyond. To date Kiosk Software has incurred operating losses and DigiCities has generated a profit. All the Company's main business operations are relatively new, are growing rapidly and have an insufficient track record from which future financial results can be predicted.

The market for Internet advertising has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants, although Internet advertising continues to be dominated by the larger Web sites. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty.

AmeriCom's ability to generate advertising revenue will depend on, among other factors:

o        the continued development of the Internet as an advertising medium,

o        pricing of advertising on other Web sites,

o the Company's ability to achieve and demonstrate user demographic characteristics that are attractive to advertisers,

o the development and expansion of the AmeriCom's advertising sales force, and

o        the establishment and maintenance of desirable sales relationships.

         Rapid growth in use of and interest in the Internet in the North American market is a recent phenomenon and there is no assurance that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support AmeriCom's business. We believe this growth will slow, but this will not affect the growth in advertising on the Internet which is in its infancy.

         Virtually all of AmeriCom's Web advertising revenues are derived from short-term contracts from a limited number of advertisers. Consequently, many of AmeriCom's advertising customers can cease advertising on AmeriCom's Web site quickly and without penalty, thereby increasing AmeriCom's exposure to competitive pressures. There is no assurance that AmeriCom's current advertisers will continue to purchase advertisements or that AmeriCom will be able to secure new advertising contracts from existing or future customers at attractive rates or at all. Any failure of AmeriCom to achieve sufficient advertising revenue could have a material adverse effect on AmeriCom's business, results of operations and financial condition.

The market for Internet information delivery is characterized by extensive research and development and rapid technological change, frequent new product introductions and technological innovation, resulting in short product life cycles and evolving industry standards. Development by others of new or improved products, processes or technology may render AmeriCom's products and services less competitive or obsolete. The emerging character of these products and services and their rapid evolution will require AmeriCom to effectively use leading technologies, continue to develop its technological expertise, enhance its current services and continue to improve the performance, features and reliability of its network infrastructure.

AmeriCom's future success depends in large part upon its ability to obtain rights to and deliver content of sufficient interest to users of the Internet. AmeriCom does not create its own content. Rather, AmeriCom relies on third party content providers, such as Web site publishers. AmeriCom's ability to maintain its existing relationships with such content providers and to build new relationships with additional content providers is critical to the success of its business.

AmeriCom anticipates that significant expansion of its operations will be required in order to address potential market opportunities. AmeriCom expects that it will need to increase its personnel significantly in the near future. The anticipated substantial growth is expected to place a significant strain on its managerial, operational and financial resources and systems. To manage its growth, AmeriCom must implement, improve and effectively use its operational, management, marketing and financial systems and train and manage its employees.

Despite the implementation of security measures, AmeriCom's networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in AmeriCom`s Internet operations. ISPs and OSPs have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. AmeriCom may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

AmeriCom will face intense competition in every aspect of its business, including competition for advertisers, providers of banner advertising and vendors of advertising services. The business of providing data and other products using the Internet is currently experiencing explosive growth and is characterized by extremely rapid technological development, rapid changes in consumer habits and preferences, massive infusions of capital and the emergence of a large number of new and established companies with aspirations to control as much of the distribution process as possible. A relatively small number of these companies, including America On Line and Yahoo! currently control primary or secondary access of a significant percentage of all Internet users and therefore have a competitive advantage in marketing to those users.

AmeriCom and its subsidiaries must be considered to be in the early stages of development similar to other young companies, particularly those in new and rapidly evolving markets, including Internet content, electronic commerce ("e-commerce") Internet advertising and merchandising. To achieve and sustain profitability, AmeriCom must, among other things:

o Provide diverse content of interest to Internet users by attracting Internet web sites to participate in the AdCast program.

o    Effectively   develop  new  and  maintain   existing   relationships   with
     advertisers,   advertising   brokers,   advertising  agencies  and  content
     providers.

o    Continue to develop and upgrade its technology and network infrastructure.

o    Respond to competitive developments.

o Successfully introduce enhancements to its existing products and services to address new technology standards and developments on the Internet.

o    Attract, retain and motivate qualified personnel.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements for the Company are attached beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Directors and Officers of the Company are as follows:



                           Name                        Age                          Title
                    --------------------              ------              --------------------------


                     Robert M. Cezar                    57                 Director, President, Chief
                                                                           Executive Officer

                     David H. Loomis                    61                 Director, Chief Financial
                                                                           Officer,  Treasurer, Vice
                                                                           President of Finance

                     Gary M. Hogue                      59                 Chief Operating Officer

                     Helen E. Cooper                    58                 Secretary, Vice President of
                                                                           Administration

                     Craig D. Machado                   53                 Director, Vice President, Sales
                                                                           and Marketing

                     Winston Lee                        44                 Vice President, International
                                                                           Corporate Development


         There are no agreements or understandings for any officer or director to resign at the request of another person and none of the above-named officers or directors is acting on behalf of or will act at the direction of any other person.

         Set forth below are the names of the directors and officers of the Company, all positions and offices held with the Company held, the period of service, and business experience during at least the last five years:

         ROBERT M. CEZAR, 57, has served as Chairman, Chief Executive Officer and a director of the Company since 1994. From 1994 to 1999, Mr. Cezar served as a director, chief executive officer and president of RMC Diversified Associates International Ltd., a California company. From 1996 to 1998, Mr. Cezar was vice president of engineering for Enhanced Service Providers, a telecommunications company.

         DAVID H. LOOMIS, 61, has served as Chief Financial Officer, Treasurer, Vice President of Finance and a director of the Company since 1994. From 1963 to 1991, Mr. Loomis served in various positions at Loomix, a $23 million agri-business company culminating as chief financial officer and a director. From 1996 to 1998, Mr. Loomis served as chief financial officer and a director of RMC Diversified Associates International Ltd., a California company. Mr. Loomis received his Bachelor of Science degree in Social Science from California Polytechnic State University in 1961.

         GARY M. HOGUE, 59, has served as Chief Operating Officer of the Company since 1998. From 1994 to 1998, Mr. Hogue was the Administrative Manager for Torch Operating Company, Santa Maria District, an oil production company operating facilities both offshore and onshore in California. From 1969 to 1992, Mr. Hogue served in a number of positions with Atlantic Richfield Co. (ARCO), the last of which was Personnel Director for ARCO Oil and Gas, Western District. Mr. Hogue received his Bachelor of Science degree in Economics from Sonoma State College in 1972 and his Masters of Business Administration in 1982 from Pepperdine University, Malibu, California.

         HELEN E. COOPER, 58, has served as Secretary and Vice President of Administration of the Company since 1994. From 1993 to 1994, Ms. Cooper served as a director, corporate secretary and vice president of administration of RMC Diversified Associates International Ltd., a California company. From 1996 to 1998, Ms. Cooper served as an administrative assistant at Enhanced Service
Providers, a telecommunications company. Since April 1998, Ms. Cooper has been employed by the Company. Ms. Cooper received her teaching degree in 1962 from Oxford University and the Froebel Institute, United Kingdom.

         CRAIG D. MACHADO, 53, has served as Vice President, Sales and Marketing and as a director of the Company since 1998. From 1991 to 1995, Mr. Machado served as vice president, marketing and merchandising at Calgene Fresh, Inc., a genetically engineered fresh tomato company. From 1995 to 1998, Mr. Machado was the director of marketing for APIO, Inc., an agricultural distribution and processing company located in Guadalupe, California. Mr. Machado has served as president of the Northern California Produce Council in 1976 and 1977 and was recognized by the Sacramento Bee as the Creative Advertiser of the Year for 1987. Mr. Machado received his Bachelor of Science degree in Architectural Engineering from California State University, Sacramento, California in 1966.

               WINSTON LEE, 44, has served as Vice President of International Corporate Development since October 1998. In 1987 Mr. Lee founded Gateway Communications Limited, Taipei, Taiwan, an international direct dial rate arbitrage company which developed an automatic aggregation system. From 1994 to 1998, Mr. Lee was managing director of Strait Venture Inc., Taiwan, which represents several large telecommunications companies in the Far East, including

China. Mr. Lee received his Bachelor of Architecture degree in 1977 from Rice University and his Master of Business Administration from New York University in 1982.


Family Relationship

         There are no family relationship between any director and executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the year ended June 30, 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with except as follows: Mr. Winston Lee filed three late reports representing one stock transaction each in April, May and July 1999; and subsequent to the Company's fiscal year end, Mr. Robert Cezar filed one late Form 4 reporting two stock transactions in August, 1999.

ITEM 10.          EXECUTIVE COMPENSATION


         The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and President of the Company for last three completed fiscal years and the only officer who received a salary in excess of $100,000.


                           SUMMARY COMPENSATION TABLE



                                                                                 Long Term Compensation
                                                                                 -----------------------
                                   Annual Compensation                               Awards                        Payout
                                   --------------------                              -------                       -------

                                                                                 Restricted    Securities
                                                                  Other Annual     Stock       Underlying       LTIP      All Other
Name and Principal                                                Compensation    Award(s)      Options        Payout  Compen-sation
Position                    Year       Salary ($)    Bonus ($)         ($)          ($)           (#)            ($)         ($)
----------------------     --------    ----------   ----------    ------------   -----------   -----------    -------- -------------

Robert M Cezar, Chief       1999       $137,500           0              0            0          935,000           0            0
Executive Officer           1998       $ 11,150           0              0            0                0           0            0
                            1997              0           0              0            0                0           0            0

David Loomis, C.F.O.        1999       $ 96,000    $ 40,000*             0            0          675,000           0     $192,165**
                            1998              0           0              0            0                0           0            0
                            1998              0           0              0            0                0           0            0


*    A bonus of the Company's shares was given on 2/18/99 to 5 individuals.
**   Previously accrued salaries for 1997 and 1998.

The Company and its subsidiaries do not currently have employment agreements in place with its executive officers. All executive officers serve at the pleasure of the Board.

Stock Option Plan

On March 26, 1999, the Company established the 1999 Stock Option Plan (the "1999 Plan") to serve as a vehicle to attract and retain the services of key employees and to help such key employee realize a direct proprietary interest in the Company. The 1999 Plan requires approval by shareholders within one year of its creation. The 1999 Plan provides for grants of up to 15,000,000 shares of Common stock as non-statutory and incentive stock options. Under the 1999 Plan, officers, directors, consultants and employees of the Company are eligible for participation. The exercise price of any incentive stock option granted under the 1999 Plan may not be less than 100% of the fair market value of the Class A Common Stock of the Company on the date of grant. The fair market value for which an optionee may be granted incentive stock options in any calendar year may not exceed $100,000. Shares subject to options under the 1999 Plan may be purchased for cash. Unless otherwise provided by the Board, an option granted under the 1999 Plan is exercisable for a term of ten years (or for a shorter period up to ten years). The 1999 Plan is administered by the Board of Directors and its Compensation Committee, which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule, and other terms of the options. The 1999 Plan may be amended, suspended, or terminated by the Board, but no such action may impair rights under a previously granted option. Each option is exercisable only so long as the optionee remains employed by the Company. No option is transferable by the optionee other than by will or the laws of descent and distribution. As of June 30, 1999, options to acquire 10,282,581 shares of Common Stock were outstanding.

Options Granted in Last Fiscal Year

The following table sets forth options granted by the Company during the last fiscal year to the executives listed in the summary compensation table.


                           Option/SAR Grants in Last Fiscal Year

                                               Percentage of Total
                                               Options/SARs Granted
                        Options/SARs Granted   to Employees in
Name                                           Fiscal Year (1)        Exercise Price $/sh    Expiration Date
----------------------- ---------------------- ---------------------- ---------------------- ----------------------


Robert M Cezar               935,000                    9.1%                   2.20               2009

----------------------- ---------------------- ---------------------- ---------------------- ----------------------

David Loomis                 675,000                    6.7%                   2.00               2009

----------------------- ---------------------- ---------------------- ---------------------- ----------------------


(1) Reflected as a percentage of the total number of options to purchase common shares granted (10,282,581) during the most recently fiscal year ended June 30, 1999.

No incentive stock options were exercised by the Named Executive Officers during the most recently fiscal year ended June 30, 1999.

Director Compensation

At this time, the Company does not pay its directors compensation for their attendance at board meetings. Further, at this time, the Company does not provide pension, retirement or similar benefits to its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 31, 1999 each director and officer of the Company and each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock and except if noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                                                                   Percentage
                                                 Number of                        Beneficially
Name and Address                                  Shares                              Owned
----------------------------------             ----------------                ------------------

Robert Cezar                                      16,504,679(1)                     45.0%
1303 Grand Avenue, Suite 221
Arroyo Grande, California 93420


David Loomis, Director                             2,260,684                         6.2%
1303 Grand Avenue, Suite 221
Arroyo Grande, California 93420


Helen Cooper                                       993,919(3)                        2.6%
1303 Grand Avenue, Suite 221
Arroyo Grande, California 93420




Gary Hogue                                         100,000(2)                        0.3%
1303 Grand Avenue, Suite 221
Arroyo Grande, California 93420


Craig Machado                                      556,120                           1.5%
21 La Gaviota
Pismo Beach, California 93449



All directors and executive officers            -----------                        -----
as a group (6 persons)                          20,415,402                          55.7%




(1)  Of which  4,548,370  is held in the Robert M.  Cezar  trust.
(2) Includes 100,000 shares issuable under stock options exercisable within 60 days of June 30, 1999.
(3)  Of which 665,690 is held in the Helen E. Cooper trust.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 1, 1999, the Company signed an agreement to merge with Telespace Ltd. Mr Winston Lee is the Chief Executive Officer and majority shareholder of Telespace Ltd. The merger transaction was terminated by mutual consent on September 8, 1999.

 In July 1998 the Company acquired, as a wholly-owned subsidiary, RMC Diversified Associates International, Ltd. ("RMC Intl."). At the time of this transaction Robert Cezar, David Loomis, Craig Machado and Helen Cooper were officers, directors and principal shareholders of RCM Intl.

As of June 30, 1999, officers and relatives of officers had outstanding loans to the Company of $638,145 which represents approximately 48% of the total notes and loans owed by the Company. $475,000 of this amount bears interest at 10% per annum and is due March 27, 2000. $3,145 of this amount bears interest at 14% per annum. The remaining loan amounts are non-interest bearing. All of the loans from affiliates are unsecured and, except for the $475,000 loan, are payable on demand.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following documents are being filed as part of this report:


                                                                                                 PAGE
(1)      Financial Statements


                  Report of Independent Auditors - Weinberg & Company, P.A.........................F-1

                  Consolidated Balance sheet as of June 30, 1999............................F-2 to F-3

                  Consolidated Statements of Operations for the years ended
                  June 30, 1999 and 1998...........................................................F-4

                  Consolidated Statements of Stockholders' Equity for the
                  Years ended June 30, 1999 and 1998........................................F-5 to F-6

                  Consolidated Statements of Cash Flows for the years ended
                  June 30, 1999 and 1998....................................................F-7 to F-8

                  Notes to Consolidated Financial Statements................................F-9 to F-34

         (2)      Exhibits


3.1* Certificate  of  Incorporation   filed  as  an  exhibit  to  the  Company's
     registration statement on Form 10-SB (filed on February 11, 1998 and incorporated herein by reference.)

3.2* By-Laws filed as an exhibit to the Company's registration statement on Form
     10-SB filed on February11, 1998 incorporated herein by reference.

10.3* Stock Option Plan.

10.4+ Stock Exchange Agreements  dated July 15,  1998  between shareholders of
      RMC  Diversified Associates International, Ltd. And AmeriCom USA, Inc.

10.5** Agreement  and Plan of Merger dated November 23, 1998 between  Chatsworth
       Acquisition Corporation and AmeriCom USA, Inc.

10.6** Agreement and Plan of Reorganization dated January 24, 1999 between Kiosk
       Acquisition, Inc. and AmeriCom USA, Inc.

10.7** Agreement and Plan of Reorganization  dated February 26, 1999 between
       Jim and Jan Tech and AmeriCom USA, Inc.

10.8** Agreement  of Purchase and Sale and  Exclusive  Licensing  of  Technology
       dated March 11, 1999 between AmeriCom Ltd. and AmeriCom USA, Inc.
------------------------------------------------------------------------------

     * Previously filed with Form 10-KSB for the fiscal year ended December 31, 1998.

     **   Previously filed with Form 8-K

     +    Filed herewith

(b)      Reports on Form 8-K:

     Form 8-K filed December 18, 1998 reporting item 1, 2, 4, 6 and 9 and amended February 18, 1999 reporting item 7, financial statements dated January 29, 1999.

     Form 8-K filed February 23, 1999 reporting acquisition of Kiosk Software, Inc.

     Form 8-K filed April 26, 1999 reporting financial statement of Kiosk Software, Inc.

     Form 8-K filed May 17, 1999 reporting item 2, reporting acquisition of the MyLine technology.

     Form 8-K filed July 12, 1999  reporting  item 2, merger of with  Telespace,
     Ltd.

     Form 8-K filed July 19, 1999 reporting item 2, merger with DigiCities Inc.



Form 8-K filed September 22, 1999 reporting cancellation of Telespace, Ltd. merger.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   September 24, 1999                     AMERICOM USA, INC.


                                             /S/ ROBERT CEZAR
                                             ---------------------------------
                                             By: Robert Cezar
                                             Chief Executive Officer, Chairman
                                             of the Board of Directors and
                                             Principal Executive Officer


                                             /S/ DAVID LOOMIS
                                             ---------------------------------
                                             By: David Loomis
                                             Chief Financial Officer, Principal
                                             Financial Officer and Principal
                                             Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Office                    Date
----                                ------                    -----------


/S/ROBERT CEZAR
--------------------
Robert Cezar                       Director                  September 24, 1999


/S/ DAVID LOOMIS
-------------------
David Loomis                       Director                  September 24, 1999


/S/ CRAIG MACHADO
-------------------
Craig Machado                      Director                  September 24, 1999

                     AMERICOM USA, INC. AND SUBSIDIARIES

                                   CONTENTS



PAGE            1  -  INDEPENDENT AUDITORS' REPORT

PAGES   F-2 - F-3  -  CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999

PAGE          F-4  -  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                      YEARS ENDED JUNE 30, 1999 AND 1998

PAGES   F-5 - F-6  -  CONSOLIDATED STATEMENT OF CHANGES IN
                      STOCKHOLDERS' DEFICIENCY FOR THE YEARS ENDED
                      JUNE 30, 1999 AND 1998

PAGES   F-7 - F-8  -  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                      YEARS ENDED JUNE 30, 1999 AND 1998

PAGES  F-9 - F-34  -  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 AmeriCom USA, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AmeriCom USA, Inc. and Subsidiaries as of June 30, 1999 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of AmeriCom USA, Inc. and Subsidiaries as of June 30, 1999 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company's significant operating losses and working capital deficiency of $2,776,554 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         WEINBERG & COMPANY, P.A.



Boca Raton, Florida
September 3, 1999

                       AMERICOM USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999


                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $     5,497
 Accounts receivable, net                                     33,819
 Due from officer                                             46,414
 Due from employees                                            7,516
 Other assets                                                 10,338
                                                         -----------

    Total Current Assets                                     103,584

PROPERTY AND EQUIPMENT, NET                                  537,223
                                                         -----------
OTHER ASSETS
 Advances pursuant to merger- cash and common stock          520,000
 Deposits                                                     20,534
 Kiosk computer software costs, net                        1,441,134
 MyLine software cost, net                                 1,452,556
 Goodwill, net                                               383,528
                                                        ------------
         Total Other Assets                                3,817,752
                                                         -----------
TOTAL ASSETS                                             $ 4,458,559
------------                                             ===========



     See accompanying notes to consolidated financial statements.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                   $ 1,371,503
 Payroll taxes payable                                       150,917
 Accrued salaries and wages                                  228,673
 Deferred revenue                                              2,463
 Obligation under capital lease                                2,484
 Notes and loans payable - current portion                   335,951
 Notes and loans payable - related parties                   638,145
 Convertible promissory notes                                150,000
                                                         -----------

    Total Current Liabilities                              2,880,136
                                                         -----------

Notes and loans payable                                      200,000
                                                         -----------
TOTAL LIABILITIES                                          3,080,136
                                                         -----------

REFUNDABLE COMMON STOCK
 Common stock - refundable (1,889,000 shares issued
  and outstanding)                                               189
 Common stock subscribed - refundable (161,000 shares)            16
 Additional paid in capital                                2,947,859
 Less due from investors for issued common stock            (124,200)
 Less subscriptions receivable                              (289,800)
                                                         -----------
TOTAL REFUNDABLE COMMON STOCK                              2,534,064
                                                         -----------
STOCKHOLDERS' DEFICIENCY
 Preferred stock $.0001 par value, 10,000,000 shares
  authorized, none issued and outstanding                          -
 Common stock $0.0001 par value, 100,000,000 shares
  authorized, 32,519,284 issued and outstanding                3,252
 Additional paid-in capital                                8,416,156
 Accumulated deficit                                      (9,575,049)
                                                         -----------
TOTAL STOCKHOLDERS' DEFICIENCY                            (1,155,641)
                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $  4,458,559
----------------------------------------------           ===========


See accompanying notes to consolidated financial statements.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                1999          1998
                                             ----------    -----------

REVENUES                                    $   143,591    $        -

COST OF SALES                                   121,873             -
                                            -----------    ----------

GROSS PROFIT                                     21,718             -
                                            -----------    ----------

OPERATING EXPENSES
 Salaries, wages and other compensation       1,612,659       163,289
 Contract services                              717,623             -
 Amortization expense                           353,206           455
 Depreciation expense                            54,624         4,738
 Consulting expense                           3,417,418         2,000
 Legal fees                                     487,310        28,100
 Other general and administrative expenses      977,979        39,116
                                            -----------    ----------

TOTAL OPERATING EXPENSES                      7,620,819       237,698
                                            -----------    ----------

LOSS FROM OPERATIONS                         (7,599,101)     (237,698)
                                            -----------    ----------

OTHER INCOME (EXPENSE)
 Gain on debt forgiveness                         5,000         8,938
 Other income                                     1,752             -
 Interest expense                               (97,448)      (37,154)
 Vendor finance charges                          (1,505)       (2,553)
 Payroll tax penalties and interest              (8,097)       (4,102)
                                            -----------    ----------

NET OTHER EXPENSES                             (100,298)      (34,871)
                                            -----------    ----------

Income Tax expense                                1,600             -
                                            -----------    ----------

NET LOSS                                    $(7,700,999)   $ (272,569)
--------                                    ===========    ==========

Weighted average number of shares
 outstanding during period -
 basic and diluted                           29,227,076    25,296,320
                                            ===========   ===========

Net loss per common
 share and equivalents -
 basic and diluted                               ($0.26)        ($.01)
                                            ===========   ===========



See accompanying notes to consolidated financial statements.

                       AMERICOM USA, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998



                                                     RMC DIVERSIFIED
                                                       ASSOCIATES
                                 COMMON STOCK         INTERNATIONAL
                                    ISSUED                 INC.
                                --------------      ------------------
                                                                         ADDITIONAL
                               NUMBER                NUMBER               PAID-IN      ACCUMULATED
                             OF SHARES    AMOUNT    OF SHARES   AMOUNT    CAPITAL        DEFICIT        TOTAL
                           ------------  --------  ---------- --------- ----------   -------------   -----------
Balance, June 30, 1997      11,982,548   $  1,198  13,313,800 $  1,331  $  144,978   $ (1,601,481)   $(1,453,974)

Acquistion of Diversified
 Associates by
 AmeriCom USA, Inc.         13,313,800      1,331 (13,313,800)  (1,331)          -              -              0

Net loss 1998                        -          -           -        -           -       (272,569)      (272,569)
                            ----------   -------- ----------- --------  -----------   ------------     -----------

Balance, June 30, 1998      25,296,348      2,529           -        -     144,978     (1,874,050)    (1,726,543)

Conversion of promissory
 notes into common stock       208,699         22           -        -      78,433              -         78,455

Stock sold prior to merger   2,044,981        204           -        -     541,561              -        541,765

Reverse merger with
 Chatsworth Acquisition
 Corporation                   350,000         35           -        -         833              -            868

Issuance of common stock
 as compensation             2,100,000        210           -        -   3,149,790              -      3,150,000

Acquisition of Kiosk
 Software, Inc. by
 AmeriCom USA, Inc.          1,000,000        100           -        -   1,499,900              -      1,500,000

Issuance of common stock
 as compensation               180,000         18           -        -     359,982              -        360,000




See accompanying notes to consolidated financial statements.

                       AMERICOM USA, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                    FOR THE YEAR ENDED JUNE 30, 1999 AND 1998




                                                     RMC DIVERSIFIED
                                                       ASSOCIATES
                                 COMMON STOCK         INTERNATIONAL
                                    ISSUED                 INC.
                                --------------      ------------------
                                                                         ADDITIONAL
                               NUMBER                NUMBER               PAID-IN      ACCUMULATED
                             OF SHARES    AMOUNT    OF SHARES   AMOUNT    CAPITAL        DEFICIT        TOTAL
                           ------------  --------  ---------- --------- ----------   -------------   -----------

Issuance of common stock
 for services                   2,000     $    1        -      $    -   $    3,999  $         -     $      4,000

Stock options exercised        43,545          4        -           -       49,388            -           49,392

Conversion of promissory
 notes into common stock      593,711         59        -           -    1,187,362            -        1,187,421

Acquisition of
 My Line Software             500,000         50        -           -      999,950            -        1,000,000

Common stock advanced
 for acquisition              200,000         20        -           -      399,980            -          400,000

Net loss 1999                    -             -        -           -            -   (7,700,999)      (7,700,999)
                           ----------    --------   ---------  --------  ----------  -----------     ------------
BALANCE, JUNE 30, 1999     32,519,284    $ 3,252        -      $    -   $8,416,156  $(9,575,049)    $ (1,155,641)
----------------------     ==========    ========   =========  ======== ===========  ===========     ============



See accompanying notes to consolidated financial statements.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998



                                                      1999        1998
                                                 ------------ -------------
Cash flows from operating activities:

 Net loss                                         $(7,700,999) $ (272,569)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation                                        54,624       4,738
   Amortization                                       352,751         455
   Provision for doubtful accounts                     21,679           -
   Issuance of common stock for services            3,514,000           -
Changes in operating assets and liabilities:
 (Increase) decrease in:
   Accounts receivable                                (25,453)        638
   Employee receivable                                 (7,516)      1,779
   Other assets                                        (9,138)     (1,200)
   Deposits                                           (20,079)          -
  Increase (decrease) in:
   Accounts payable and accrued expenses              813,725      53,067
   Deferred revenue                                     2,463           -
   Payroll taxes payable                               97,303      12,116
   Accrued salaries and wages                      $ (337,069) $  140,321
                                                   ----------  ----------

     Net cash used in operating activities         (3,243,709)    (60,655)
                                                   ----------  ----------

Cash flows from investing activities:
   Due from officer                                   (39,647)          -
   Purchase of property and equipment                (562,384)     (8,014)
   Proceeds from return of deposits                         -         498
   Advances related to merger and acquisition        (173,000)          -
   Cash acquired in acquisition of Kiosk                3,171           -
                                                   ----------  -----------

     Net cash used in investing activities           (771,860)     (7,516)
                                                   ----------  ----------

Cash flows from financing activities:
   Proceeds from stock subscription                 2,534,062           -
   Proceeds from stock issuance                     1,820,401           -
   Payment of capital lease obligation                 (6,163)          -
   Payment of notes and loans payable                 (54,457)     59,239
   Proceeds from notes and loans payable              150,000      37,500



See accompanying notes to consolidated financial statements.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998


   Payment of related party notes
    and loans payable                               (611,544)         -
   Proceeds from related party notes
    and loans payable                                160,000          -
                                                   ---------   ---------

     Net cash provided by
      financing activities                         3,992,299     96,739
                                                   ---------   --------

     Net increase (decrease) in cash                 (23,270)    28,568

Cash and cash equivalents at
 beginning of year                                    28,767        199
                                                   ---------   --------

CASH AND CASH EQUIVALENTS AT END OF YEAR           $   5,497   $ 28,767
----------------------------------------           =========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR INTEREST             $  39,388   $      -
                                                   =========   ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1999 the Company converted $78,455 of convertible notes payable and accrued interest into 208,699 shares of common stock.

During 1999, the Company issued 1,000,000 shares of common stock valued at $1.50 a share to acquire Kiosk.

During 1999, the Company issued 500,000 shares of common stock valued at $2.00 a share to acquire My Line.

During 1999, the Company converted 1,187,422 of convertible notes payable and accrued interest into 593,711 shares of common stock.

During 1999, the Company advanced 200,000 shares of common stock to an entity in anticipation of closing on a pending acquisition.

During 1999, the Company issued 13,313,800 shares (retroactively adjusted for recapitalization) of common stock to acquire Diversified.

During 1999, the Company issued 350,000 shares of common stock in a reverse merger with Chatsworth.


See accompanying notes to consolidated financial statements.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) Description of Business

         AmeriCom USA, Inc. ("AmeriCom") has developed proprietary technologies known as Adcast, e-CommPlus, TrueManagement, and My-Channel. The Company develops and markets software technology products that provide advertisers, web site owners, sponsors and affiliates with advanced Internet technology, revenue sharing, commercial efficiency, commercial effectiveness and operating savings. AmeriCom positions itself in the marketplace as an Internet Advertising Service Provider.

         In  July  1998  AmeriCom  acquired its commonly controlled  affiliate,
         RMC  Diversified   Associates International ("Diversified").
         Diversified subsequently became inactive. (See Note 14(A))

         On November 23, 1998, effective December 4, 1998, AmeriCom entered into an Agreement and Plan of Merger with Chatsworth Acquisition Corporation, a Delaware corporation and public shell ("Chatsworth") whereby the stockholders of AmeriCom exchanged all of their common stock in AmeriCom for shares of Chatsworth in a transaction accounted for as a recapitalization of AmeriCom. (See Note 14(B))

         Kiosk Software, Inc. ("Kiosk"), a wholly-owned subsidiary of AmeriCom, was acquired by AmeriCom on February 8, 1999 (see Note 14(C)). Kiosk specializes in complete kiosk development services including custom cabinet design and multimedia software development for a wide variety of applications using its proprietary Kiosk Operating Suite.

         On April 30, 1999, the Company acquired tangible and intangible assets relating to technology developed and marketed by the seller under the names "MyLine" and "InstAccount".

         Adcast Inc., Adcast Canada, LTD., and Diversified are inactive wholly-owned subsidiaries of AmeriCom USA, Inc. AmeriCom USA, Inc. and its subsidiaries are hereinafter collectively referred to as the "Company".

         (B) Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

         (C) Use of Estimates

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

         (D) Cash and Cash Equivalents

         For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

         (E) Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Expenditures from maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life's of the assets from three to five years.

         (F) Computer Software Costs

         (i) Software To Be Sold Leased Or Otherwise Marketed

         The Company accounts for the research and development costs and production costs of computer software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("Statement No.86"). Under Statement No. 86 all costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are considered research and development expenses that are expensed as incurred. Costs of producing product masters which include coding and testing performed subsequent to establishing technological feasibility but before the product is available for general release to customers are capitalized and amortized on a straight-line basis over three years. Kiosk computer software costs at June 30, 1999 represents an allocation of the purchase price differential related to the acquisition of Kiosk (see Notes 5 and 14(C)).

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

         (F) Computer Software Costs - (CONT'D)

         (ii) Software Obtained For Internal Use

         The Company accounts for software obtained for internal use in accordance with the Accounting Standards Executive Committee Statement of Position No. 98-1 "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 generally requires the capitalization of all internal or external direct costs incurred in developing or obtaining internal use software. The Company generally amortizes software developed or obtained for internal use over an estimated life of three years. MyLine computer software costs at June 30, 1999 represent the external purchase price paid on April 30, 1999. (See Notes 5 and 14(D))

         (G) Goodwill

         Goodwill arising from the acquisition of Kiosk (see Note 14(C)) is being amortized on a straight-line basis over five years.

         (H) Income taxes

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

         (I) Stock Options

         In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123") the Company has elected to account for Stock Options under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

         (J) Revenue Recognition

         The Company recognizes revenues from advertising sales as earned.

         The Company sells its Kiosk Operating Suite as a stand alone product or under development contracts with customers whereby the Company develops customized software applications or turnkey systems which include software, hardware, and custom cabinets. The contracts generally contain multiple elements with specified milestones and delivery dates and stipulated fees for each element. The time to completion and delivery of the development portion of the contracts generally does not exceed three to six months.

         The Company recognizes revenue under its kiosk development contracts in accordance with the Accounting Standards Executive Committee Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). Under SOP 97-2 the Company recognizes revenue from the sale of stand alone products upon delivery and recognizes revenue for each element under development contracts at the time of delivery of that functioning element.

         (K) Advertising Expense

         In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are recorded as operating expenses as incurred.

         (L) Cost of Sales

         The Company purchases hardware for specific customer requirements under development contracts for turnkey kiosk systems. Hardware purchases are recorded as cost of sales. The Company did not maintain inventory at June 30, 1999.

         The Company  purchases  advertising  space for resale to  customers  on
         various  web  sites  and  accounts  and  produces   advertisements  for
         customers. These costs are included in the cost of sales in 1999.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

         (M) Per Share Data

         Net loss per common share for the year ended June 30, 1999 and 1998 is required to be computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128; "Earnings Per Share". For 1999, under Generally Accepted Accounting Principles, the shares outstanding for the period from July 1, 1998 through the recaptialization date of November 23, 1998 (see Note
         14(B)), are deemed to be that amount issued to the stockholders of AmeriCom on the recapitalization date. For the period from the recapitalization date through June 30, 1999, the shares used in the weighted average computation are the actual shares outstanding for that period. For 1998, the weighted average shares have been retroactively restated to reflect the quantity of shares of AmeriCom issued to the Company's stockholders at the date of the recapitalization. The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.

         (N) Long-Lived Assets

         During 1995, Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121"), was issued. SFAS 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. The adoption of this pronouncement did not have a significant impact on the Company's financial statements as of June 30, 1999 and 1998.

NOTE 2 - ACCOUNTS RECEIVABLE

         Accounts receivable were as follows at June 30, 1999:

         Accounts receivable                        $ 72,648
         Allowance for doubtful accounts             (38,829)
                                                    ---------
                                                    $ 33,819
                                                    =========

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999



NOTE 2 - ACCOUNTS RECEIVABLE - (CONT'D)

         For the year ending June 30, 1999, the Company recorded a provision for doubtful accounts of $21,679 on its statement of operations. At June 30, 1999, the allowance for doubtful accounts includes this amount plus the allowance attributable to the Kiosk accounts receivable at the date of acquisition. (see Note 14(C))

         At June 30, 1999 approximately 34% and 41% of gross accounts receivable was due from two customers, respectively. The 41% amount was fully reserved.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 1999 consisted of the following:

         Office equipment                           $  4,893
         Office furniture                             34,485
         Computer equipment                          476,502
         Computer software                            53,962
         Trade Show Booth                              5,303
         Demonstration units                             985
         Automobiles                                  23,349
                                                   ---------
                                                     599,479
         Less accumulated depreciation               (62,256)
                                                   ---------
                                                   $ 537,223
                                                   =========

         Depreciation expense for the year ended June 30, 1999 and 1998 was $54,624 and $4,738, respectively.

NOTE 4 - ADVANCES PURSUANT TO MERGER

         The Company has entered into an acquisition agreement where advances have been made by the Company to the sellers as of June 30, 1999.

         Under an agreement and Plan of Reorganization ("Reorganization Plan") entered into on February 26, 1999, the Company has agreed to merge an unrelated company (the "Target") into the Company, with the Company as the surviving corporation. The purpose of the merger is to allow the Company to acquire certain human resources and operational computer software held by the Target. The two principals and the sole stockholders of the Target shall become officers of the Company. Pursuant to the Reorganization Plan, the Company shall pay $200,000 cash

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 4 - ADVANCES PURSUANT TO MERGER - (CONT'D)

         to the Target stockholders and shall issue 200,000 shares of its common stock valued at $2.00 per share to the Target stockholders in exchange for all issued and outstanding common stock of the Target. All common and preferred stock of the Target shall then be cancelled. In addition, the Company shall issue 200,000 fully vested options to purchase common stock at an exercise price of $2.00 per share and 400,000 options to purchase common stock at an exercise price of $2.00 per share, which shall vest at a rate of 200,000 at the end of each subsequent year of employment of the two principals. The stock options shall be deemed issued under the employee stock option plan.

         In anticipation of closing the transaction, the Company advanced $120,000 in cash and issued the 200,000 shares of its common stock to Target stockholders as of June 30,1999. Pursuant to the Agreement, all cash and stock advanced to the Target's stockholders is non-refundable if the merger does not close, and the $520,000 value of these advances will be considered fully-earned access and use fees for the software. The $120,000 in cash and the $400,000 value of the 200,000 shares issued is recorded as an asset entitled Advances Pursuant to Merger - Cash and Common Stock. If it is determined the merger will not close the asset will be charged to operations in the period the determination is made. No amortization has been recorded in 1999 since the transaction is pending.

NOTE 5 - COMPUTER SOFTWARE COSTS

         The Company accounts for Kiosk computer software costs in accordance with Statement No. 86. Computer software costs are reported at the lower of unamortized costs or net realizable value. Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimated life, generally three years. Although technology is subject to change, the Company believes that based on its projections the computer software costs are stated at net realizable value and fully recoverable.

         Kiosk   computer   software  costs  at  June  30,  1999  represent  the
         unamortized portion of the allocation of the Kiosk acquisition purchase price differential pursuant to Accounting Principles Board Opinion No.
         16. (see Note 1(F) and 14(C))

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 5 - COMPUTER SOFTWARE COSTS - (CONT'D)

         Kiosk computer software costs at June 30, 1999 was as follows:

         Computer software costs              $ 1,673,575
         Less accumulated amortization           (232,441)
                                              -----------
                                              $ 1,441,134
                                              ===========
         Amortization expense on Kiosk Software, based on an estimated useful life of three years for the year ended June 30, 1999 was $232,441.

         MyLine  computer   software  costs  at  June  30,  1999  represent  the
         unamortized cost of the software acquired on April 30, 1999 (see Notes 1(F) and 14(D)) as follows:

         MyLine computer software costs       $1,538,000
         Less accumulated amortization            85,444
                                              ----------
                                              $1,452,556
                                              ==========

         Amortization expense on My-Line software, based on an estimated useful life of three years, for the year ended June 30, 1999 was $85,444.

NOTE 6 - GOODWILL

         Goodwill arising from the acquisition of Kiosk (see Note 14(C)) is being amortized on a straight-line basis over five years.

         Goodwill at June 30, 1999 was as follows:

         Goodwill                             $   418,394
         Less accumulated amortization            (34,866)
                                               ----------
                                              $   383,528
                                               ==========

         Amortization expense for the year ended June 30, 1999 was $34,866.

NOTE 7 - PAYROLL TAXES PAYABLE

         At June 30, 1999 the Company owed $150,917 in payroll taxes, interest and penalties for prior tax periods of fiscal year 1999. Such amounts were accrued in payroll taxes payable at June 30, 1999.

NOTE 8 - ACCRUED SALARIES AND WAGES

         Accrued salaries and wages represent current and certain unpaid prior year salaries from September 1994 through June 1999:

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 8 - ACCRUED SALARIES AND WAGES - (CONT'D)

         Accrued salaries and wages payable   $   228,673

         In January 1999 $490,742 of the accrued salaries existing prior to that date were paid in cash with funds received from a private placement. (see Note 15(F)) A total of $75,500 included in accrued salaries as of June 30, 1999 represents accrued wages from prior periods.

NOTE 9 - NOTES AND LOANS PAYABLE

         The following schedule reflects notes and loans payable to non-related parties at June 30:

         Note payable, interest at 8% per annum,
        $200,000 due on April 30, 2000 and
        $200,000 plus all accrued interest due
        April 30, 2001, unsecured                           $  400,000

          Note payable, non-interest bearing, due monthly through September 30, 1999, unsecured, Company to issue 7,500 shares of stock in lieu of first payment of $15,000 that was due on June 15, 1999 85,000

      Note payable, interest at 10% per annum,
       due on demand, unsecured                                  6,821

      Note payable, non-interest bearing,
       due on demand, unsecured                                 25,624

      Note payable interest at 10% per annum,
       due on demand, unsecured                                 18,506
                                                           -----------
                                                               535,951
                                                           -----------
      Less current portion                                     335,951
                                                           -----------
                                                           $   200,000
                                                           ===========

         The following schedule reflects notes and loans payable to related parties at June 30:

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 9 - NOTES AND LOANS PAYABLE - (CONT'D)

      Note payable to officer,  non-interest  bearing  through  March 26,  1998, interest at 10% per annum from March 27, 1998, due
       on March 27, 2000, unsecured                        $  475,000

      Note payable, interest at 14% per annum,
       due on demand, unsecured                                 3,145

      Note payable to employee, non-interest
       bearing, due on demand, unsecured                       20,000

      Note payable, to director and officer,
       non-interest bearing, due on demand, unsecured          25,000

      Loan payable to officer, non-interest bearing,
       unsecured                                               85,000

          Note payable, non-interest bearing
           due on demand, unsecured                            30,000
                                                           ----------
                                                           $  638,145
                                                           ==========

         Required payments of principal on notes and loan payable at June 30, 1999, including current maturities, are summarized as follows:

                                        2000        974,096
                                        2001        200,000
                                                 ----------
                                                  1,174,096
                                                 ==========

         Interest expense for the year ended June 30, 1999 and 1998 was $97,448 and $37,154, respectively.

         Accrued interest of $104,460 on the notes and loans payable has been included in accrued expenses at June 30, 1999.

NOTE 10 - CONVERTIBLE PROMISSORY NOTES

         During 1999 and 1998, the Company issued $1,361,000 and $37,500 respectively, of convertible promissory notes to investors. Six notes totaling $75,000 and related interest of $3,455 was converted to common stock in October 1998 at $1.00 per share. Thirty-eight notes aggregating $1,173,500 and related accrued interest of $13,922 were converted on June 30, 1999 at a price of $2.00 per share. Two remaining

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 10 - NOTES AND LOANS PAYABLE - (CONT'D)

         notes of $100,000 and $50,000 issued to one investor during 1999 bear interest at 6% per annum. The holder can convert the amounts due (including interest calculated to the conversion date) to common stock of the Company at a price of $2.00 per share at any time during the term of the note. Interest accrued to June 30, 1999 aggregated $1,981. Subsequent to year end, both of the outstanding convertible notes were converted. (See Notes 15(C), 15(D) and 21(A))

NOTE 11 - RELATED PARTIES

         Certain notes and salaries are owed to related parties at June 30, 1999. (See Notes 8 and 9). Certain related parties took part in the acquisition of Diversified. (See Note 14(A))

         As discussed in the supplemental disclosure to the consolidated cash flow statements, and Note 15, certain non-cash issuances of common stock to related parties occurred during 1999.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

         (A) Year 2000 Issue

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

         Although management believes that none of the Company's systems are affected by this problem, the Company could be impacted by the failure of other companies to timely correct their computer systems. The Company's operations are dependent on the world wide telecommunications networks including computer systems, telephone systems, and delivery systems. If any of these systems become inoperational, the Company will be directly and significantly affected. Management has not assessed the potential effect on the Company's earnings.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 12 - COMMITMENTS AND CONTINGENCIES - (CONT'D)

         (B) Capital Lease Agreement

         The Company leases "Kiosk equipment" under a lease agreement dated May 26, 1994. Prior to the acquisition of Kiosk by the Company, Kiosk wrote down the Kiosk equipment to its net realizable value of zero pursuit to SFAS 121.

         Future minimum lease payments under the capital lease are as follows at June 30, 1999:

         Minimum lease payments              $     2,512
         Less: interest                              (28)
                                              -----------
         Obligation under capital
          lease - current                    $     2,484
                                              ===========

         The Company made its last payment required under its lease obligation in April 1999. The Company subsequently financed its purchase option on the capital lease for six months at 12% annually.

         (C) Operating Lease Agreement

         The Company leases various corporate office spaces, office equipment and furniture and three automobiles under operating leases. The leases have remaining terms varying from the years 2000 through 2003.

         Future minimum lease payments for the operating leases are as follows at June 30, 1999:

                           Years
                           Ending                   Amount

                           2000                     119,054
                           2001                      79,017
                           2002                      61,597
                           2003                         141
                                                  ---------
                                                  $ 259,809
                                                  =========

         Rent expense for the year ended June 30, 1999 and 1998 aggregated $73,303 and $ 2,318, respectively.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 12 - COMMITMENTS AND CONTINGENCIES - (CONT'D)

         (D) Employment Agreements

         The Company entered into an employment agreement with the former principal shareholder of Kiosk Software, Inc. on January 24, 1999. The agreement calls for the shareholder to become the President, Chief Operating Officer, and Director of KAI at an annual salary of $100,000.

         (E) Consulting Agreements

         On January 1999 the Company entered into a consulting agreement with a Canadian corporation relating to the acquisition of American Website Customers. The Agreement was terminated in July 1999 after payments to the consultant of $84,000.

         The Company entered into two agreements for financial consulting services. The Company issued 1,200,000 and 900,000 shares of common stock to Asia Pacific Finance Group, LTD. and P.T. International, LTD., respectively for these services.

NOTE 13 - REFUNDABLE COMMON STOCK

         Pursuant to the common stock subscription agreements under the Private Placement (see Note 15(F)), the investor may, at their option, request a full refund if the Company does not become quoted on the OTC Bulletin Board by a stipulated date of January 31, 1999 for original subscription agreements and September 30, 1999 for amended subscription agreements. Pursuant to the Securities and Exchange Commission Codification of Financial Reporting Policies Section 211, the refundable common stock is presented as a separate item between liabilities and equity. As of the date of this report, the Company has received cancellations on stock subscriptions for 72,000 shares resulting in a total reduction of proceeds after offering costs of $129,600.

NOTE 14 - BUSINESS COMBINATIONS AND RECAPITALIZATION

         (A) Acquisition of Diversified

         On July 15, 1998 the Board of Directors of Diversified and AmeriCom elected to execute a stock swap, whereby six stockholders, three of whom were related parties at that date, representing 100% of the outstanding stock of Diversified, exchanged their common stock for common stock of

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 14 - BUSINESS COMBINATIONS AND RECAPITALIZATION - (CONT'D)

         (A) Acquisition of Diversified - (CONT'D)

         AmeriCom at a ratio of 500 for 1. Diversified then issued 10,000 shares of its common stock to AmeriCom resulting in Diversified becoming a wholly owned subsidiary of AmeriCom. Since both entities were under common control the exchange was accounted for at historical cost in a manner similar to that in a pooling of interests.

         (B) Merger and Recapitalization

         On November 23, 1998 AmeriCom  USA, Inc.  entered into an Agreement and
         Plan  of  Merger  (the "Agreement")   with   Chatsworth   Acquisition
         Corporation, a public shell ("Chatsworth") whereby all of the stock-holders of AmeriCom USA, Inc. exchanged all of their common stock in AmeriCom USA, Inc. for 27,550,000 shares or 91.83% of the common stock of Chatsworth. The merger was effective on December 4, 1998 and Chatsworth changed its name to AmeriCom USA, Inc. Under Generally Accepted Accounting Principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction is accounted for as an acquisition of Chatsworth by AmeriCom USA, Inc. and a recapitalization of AmeriCom
         USA, Inc. The financial statements subsequent to the acquisition include the following: (1) the balance sheet consists of the net assets of Chatsworth at historical costs and the net assets of the Company at historical costs; (2) the statement of operations consists of the operations of the Company for the period presented and the operations of Chatsworth from the acquisition date. As a result of the merger, 2,100,000 shares of common stock of the surviving entity were issued to certain consultants. The consultants' shares were recorded as compensation expense in 1999, the period the services were provided, at a fair market value of $3,150,000 or $1.50 per share. (see Note 12(E)). In addition, 350,000 shares were issued to the prior shareholders of Chatsworth, resulting in a total of 30,000,000 common shares issued and outstanding, just subsequent to consummation of the merger.

         (C)  Acquisition of Software Company

         On  January  24,  1999,  the  effective   date,  the  Company  entered
         into an Agreement and Plan of Reorganization (the "Agreement") by and among the Company, Kiosk Acquisition, Inc. ("KAI"), Kiosk Software, Inc.("Kiosk") and the principal shareholder of Kiosk (the "Kiosk shareholder"). KAI is

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 14 - BUSINESS COMBINATIONS AND RECAPITALIZATION - (CONT'D)

         (C)  Acquisition of Software Company - (CONT'D)

         a wholly owned subsidiary of the Company formed specifically for the purpose of acquiring Kiosk. Under the terms of the Agreement, which closed on February 8, 1999, KAI acquired one hundred percent of the issued and outstanding common stock of Kiosk through the issuance of 1,000,000 shares of the Company's common stock to the stockholders of Kiosk. All unexercised options of Kiosk at the effective date were also converted to options of the Company at a similar ratio as the common stock exchange discussed above. The Agreement contained a purchase price contingency provision that expired on August 8, 1999 without any additional shares being issued. At completion of the merger, all shares of Kiosk were retired and the corporate existence of Kiosk was terminated. KAI then changed its name to Kiosk Software, Inc. Pursuant to the Agreement, the principal shareholder of Kiosk is employed by KAI subsequent to the merger as its President and Chief Operating Officer at an annual salary of $100,000 and as a director of KAI.

         The Kiosk acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of Kiosk from the acquisition date of February 8, 1999 are included in the accompanying consolidated financial statements. The purchase price of $1,500,000, which was based upon a $1.50 fair market value of the Company's common stock issued, was allocated to the assets acquired and liabilities assumed based on fair market values at the date of acquisition. The fair market value of assets acquired and liabilities assumed is summarized as follows:

         Current assets                $   33,215
         Property and equipment            15,084
         Computer software              1,673,575
         Goodwill                         418,394
         Current liabilities              640,268

         The following unaudited pro forma financial information for the Company gives effect to the Kiosk acquisition as if it occurred on July 1, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 14 BUSINESS COMBINATIONS AND RECAPITALIZATION - (CONT'D)

         (C)  Acquisition of Software Company - (CONT'D)

                                                       YEAR ENDED
                                                        JUNE 30,
                                                    1999         1998
                                                -----------  -----------
         Net revenue                            $   345,990  $   346,269
         Net loss                                (8,176,989)    (411,319)
         Net loss per share - basic and diluted       ($.27)       ($.02)
         Shares used in per share calculation -
          basic and diluted                      29,816,117   26,296,320

         (D)  Acquisition of Technology

         Under an agreement of Purchase and Sale and Exclusive Licensing of Technology, (the "Agreement") dated March 11, 1999 and closed on April 30, 1999, the Company acquired all tangible and intangible assets relating to technology marketed by the seller under the names "MyLine" and "InstAccount" ("Products"). The MyLine product was originally developed by Diversified under contract to the seller. The products provide enhanced communication services.

         The Company paid a deposit on the Agreement date of $38,000, and on the closing date paid $15,000 in cash, $485,000 in promissory notes, issued 500,000 shares of the Company's common stock valued at $2.00 per share and re-conveyed all Enhanced Service Provider shares of common stock held by the Company which was written down in a prior year to its net realizable value of zero for a total purchase price of $1,538,000. The acquisition was recorded under the purchase method of accounting at its fair value of $1,538,000. (See Note 5)

NOTE 15 - STOCKHOLDERS' EQUITY

         (A) Retroactive Application of Recapitalization

         Pursuant to the merger and recapitalization (see Note 14(B)) all capital stock shares and amounts and per share data in the accompanying consolidated financial statements for the years ended June 30, 1999 and 1998 have been retroactively restated.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 15 - STOCKHOLDERS' EQUITY - (CONT'D)

         (B) Authorized Common and Preferred Stock - (CONT'D)

         AmeriCom has authorized 100,000,000 shares of common stock, par value $0.0001, and 20,000,000 shares of preferred stock, par value $0.0001. No preferred stock has ever been issued. The preferred stock may be issued from time to time in one or more series, each such series to have such distinctive designation or title as may be fixed by the Board of Directors. Preferred stockholders have preference over common stockholders as to cash dividends and liquidations.

         (C) Conversion of Promissory Notes to Common Stock

         In October 1998 six of the convertible promissory notes issued by the company during 1999 and 1998 aggregating $75,000 were converted to common stock of the Company at a price of $1.00 per share. The shares issued aggregated 78,455 including 3,455 shares issued for accrued interest. (see Note 10)

         (D) Conversion of Promissory Notes to Common Stock

         On June 30, 1999, thirty-eight of the convertible promissory notes issued by the company during 1999 aggregating $1,173,500 were converted to common stock of the Company at a price of $2.00 per share. The shares issued aggregated 593,711 including 6,961 shares issued for accrued interest. (see Note 10)

         (E) Stock Issued As Compensation

         Although the Company has not yet established any formal stock compensation plans, during 1999 AmeriCom issued under what would be considered a nonvariable compensatory stock issuance, 180,000 shares of common stock to certain key officers and employees. The fair market value of the stock was considered to be equal to the private placement price of $2.00 per share and accordingly $360,000 was recorded as compensation expense in 1999.

         The Company issued 1,200,000 (see Note 18(B)) and 900,000 (see Note 12(E)) shares of common stock to Asia Pacific Finance Group, LTD. and P.T International, LTD., respectively for consulting services. Accordingly, the Company recorded $3,150,000 in consulting expense in 1999.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 15 - STOCKHOLDERS' EQUITY - (CONT'D)

         (F) Private Placements

         In December 1998 the Company issued a Private Placement Memorandum, pursuant to Regulation S of the Securities Act of 1933, as amended, to offer 152 units each consisting of 10,000 shares of the Company's Class A Common Stock at a purchase price of $20,000 per unit or $2.00 per share. A discount of $0.50 per share was offered to subscribers who paid 100% with their subscription agreement. In January 1999 the Company amended such Private Placement Memorandum to increase the units offered to 452. As of January 29, 1999 the Company has received subscriptions for 2,050,000 shares aggregating $3,207,500, at which point the offering was closed. The Company's net proceeds after placement discount, commissions, and offering expenses were $2,948,064 including related receivables of $414,000. Certain subscriptions were refunded as of June 30, 1999 (see Note 13)

         (G) - Stock Option Plan

         On March 26, 1999 the Board of Directors adopted a Stock Option Plan (the "Plan"), as amended on the same date. The Plan was developed to provide a means whereby key employees, directors, associates and consultants of the Company and its subsidiary corporations may be granted stock options to purchase common stock of the Company.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for options issued under the plan as of June 30, 1999. Had compensation cost for the Company's stock-based compensation plan been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123) the Company's net loss for the year ended June 30, 1999 would have been increased to the pro-forma amounts indicated below.

         Net loss             As reported        $ (7,700,999)
                              Pro forma          $(10,218,905)
         Net loss per share   As reported        $      (0.26)
                              Pro forma          $      (0.35)

         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net loss for future years due to, among other things, the effects of vesting.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 15 - STOCKHOLDERS' EQUITY - (CONT'D)

         (G) - Stock Option Plan - (CONT'D)

         The Plan authorizes options up to an aggregate of 15,000,000 shares of the Company's common stock. The Company grants incentive and nonqualified stock options. Incentive stock options are only granted to employees of the Company or any affiliate thereof while nonqualified stock options are granted to individuals who are not employees.
         Furthermore, stock options granted to employees might qualify as nonqualified stock options in case the stock option terms do not qualify as incentive stock options. The exercise price which is established by the plan administrator may not be less than 100% of the fair market value of the common stock at the time of the grant and may not be less than 110% of the fair market value of the common stock at the time of the grant if granted to employees owning more than ten percent of the total voting power or value of all classes of stock of the Company. The term of the Stock Option Plan shall be ten years from the earlier of the date of adoption by the Board of Directors of the Company or approval by the shareholders. In the case of incentive stock options which are granted to employees owning more than ten percent of the total voting power or value of all classes of stock of the Company, the term may not exceed five years. Stock options are exercisable in one or more installments during its term, and the right to exercise may be cumulative as determined by the Plan Administrators. Stock options issued vest over a period of up to four years.

         Holders of options to purchase common stock of Kiosk, to the extent outstanding and unexercised immediately prior to the Merger (see Note 14(C)), pursuant to the Kiosk Stock Incentive Plan, receive options to purchase shares of common stock of the Company in substitution of their options to purchase Kiosk common stock.

         For financial statement disclosure purposes the fair market value of each stock option grant is estimated on the date of grant using the minimum value method in accordance with Statement No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.636%, and expected term of four years.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 15 - STOCKHOLDERS' EQUITY - (CONT'D)

         (G) - STOCK OPTION PLAN - (CONT'D)

         A summary of the Company's Plan as of June 30, 1999 and changes during the year is presented below:



                                                               Weighted-
                                              Number of         Average
                                               Shares       Exercise Price
                                              ------------   -------------
         Stock Options
          Balance at beginning of period                 -     $      -
          Granted                               10,326,126          1.96
          Exercised                                (43,545)         1.13
          Forfeited                                      -             -
                                                ----------     ---------
          Balance at end of period              10,282,581     $    1.96
                                                ==========     =========

          Options exercisable at end of period   1,210,081          1.55
          Weighted average fair value of
           options granted during the period                   $     .37
                                                               =========

         The following table summarizes information about options outstanding at June 30, 1999:

                          Options Outstanding           Options Exercisable
                          -------------------           --------------------
                                  Weighted-
                       Number      Average    Weighted      Number     Weighted
    Range of         Outstanding  Remaining    Average   Exercisable   Average
    Exercise         at June 30, Contractual  Exercise   At June 30,   Exercise
      Price            1999        Life         Price     30, 1999      Price
    --------         --------  ------------   --------   ------------  --------

    $  2.20           935,000   Years  4.71   $  2.20           -      $    -
       2.00           810,000          9.05      2.00           -           -
       2.00           140,000          9.38      2.00           -           -
       2.00         1,615,000          9.55      2.00     292,000        2.00
$      0.35 - 2.00  1,724,092          9.63      1.69     605,092        1.11
       1.04 - 2.00  4,295,489          9.71      2.00     312,989        1.96
       2.00           272,000          9.80      2.00           -           -
       2.00             3,000          9.88      2.00           -           -
       2.00           488,000          9.96      2.00           -           -
                   ----------                           ---------
 0.35 - 2.20       10,282,581          9.17      1.96   1,210,081        1.55
                   ==========                           =========

         Through the date of this report outstanding stock options totaled 13,791,581.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999


NOTE 16 -  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         During fiscal 1999, 97% of the Company's total revenues were derived from sales to five customers.

         At June 30, 1999, 98% of accounts receivable were due from four customers. (See Note 2). Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

NOTE 17 - INCOME TAXES

         Income tax expense (benefit) for the years ended June 30, 1999 and 1998 is summarized as follows:

                                                   1999        1998
                                                ----------  ----------
         Current:
          Federal                              $      -      $     -
          State                                   1,600            -

         Deferred
                                                      -            -
                                               -----------   ---------
                                               $  1,600       $    -
                                               ===========   =========

         The Company's tax expense differs from the "expected" tax expense for the years ended June 30, 1999 and 1998 (computed by applying the Federal Corporate tax rate of 34 percent to income (loss) before taxes), as follows:
                                                        1999       1998
                                                  ------------  -----------
         Computed "expected" tax expense(benefit)  $(2,618,340)  $ (92,674)
         State income tax                                1,600           -
         Change in valuation allowance               2,618,340      92,674
                                                    ----------   ---------

                                                    $    1,600   $       -
                                                    ===========   =========

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 17 - INCOME TAXES - (CONT'D)

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at June 30, are as follows:
                                                           1999         1998
                                                         --------     --------
                  Deferred tax assets:
                  Net operating loss carryforward      $ 3,549,073   $ 637,176

                  Total gross deferred tax assets        3,549,073     637,176

                  Less valuation allowance               3,549,073     637,176
                                                       -----------   ---------

                  Net deferred tax assets              $         -   $       -
                                                       ===========   =========

         At June 30, 1999, the Company had net operating loss carryforwards of approximately $10,438,450 for income tax purposes, available to offset future taxable income expiring on various dates beginning in 2009 through 2024. The net operating loss carryfowards include approximately $863,400 of acquired net operating loss carryfowards subject to an annual usage limitation of $70,650.

         The valuation allowance at July 1, 1998 was approximately $637,176. The net change in the valuation allowance during the year ended June 30, 1999 was an increase of approximately $2,911,897 including an increase of $293,556 attributable to acquired net operating loss carryforwards.

NOTE 18 -  OPERATING AGREEMENTS

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

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 18 -  OPERATING AGREEMENTS - (CONT'D)

         (B) Business Services Agreement

         On September 8, 1998 the Company entered into a twelve month agreement, subject to renewal, with a British Virgin Islands Corporation (the "Corporation") for services generally related to financial and management advisory services for the arrangement of a United States stock market listing through a reverse acquisition with a United States publicly held company and for assisting the Company in connection with a private placement offering (See Note 15). Under terms of the agreement, the Company shall pay to the Corporation: (i) five percent management success fees for the services of the private placement upon the execution of each subsequent agreement (see below), (ii) four percent of the Company's common stock payable for the United States stock market listing services, payable upon execution of the reverse merger with a United States publicly held company.

         Per management of the Company, the five percent fee as noted in (i) above was verbally amended to ten percent. The Company has been paying the ten percent fees to the Corporation as new subscription agreements are received. Upon closing of the reverse merger (See Note 14(B)) the Corporation was issued 1,200,000 shares of the Company's common stock equivalent to four percent of the then total outstanding common stock of the Company. (See Note 15(E))

         (C) Software Development Agreement

         In August 1998 the Company entered into an agreement with System Spa (the "Developer"), an Italian company engaged in information technology, consulting, software development, software support and related matters. Under the terms of the agreement the Developer has contracted to provide continued, ongoing development and support of the Company's AdCast, e-CommPlus, TrueManagement, and My-Channel technology ("Technology"). In consideration the Company has agreed to pay an annual royalty equal to eight percent (8%) of the world-wide net revenues of the Company for a period of ten (10) years, renewable for successive ten (10) year terms provided the Developer continues to develop, implement, support and upgrade the Technology and Licensed Software during such periods. The Company has agreed to guarantee a minimum royalty payment in the amount of $250,000 in the first calendar year and advance another $250,000 against future royalties, subject to the completion of the development of Phase I of the Licensed Software which was completed and accepted by the company on January 3, 1999. The Company has paid $40,000 and has

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 18 -  OPERATING AGREEMENTS - (CONT'D)

         (C) Software Development Agreement - (CONT'D)

         $85,000 of minimum royalty payments due included in accrued expenses at June 30, 1999.

         (D) Software License Agreements

         The Company enters into agreements with various customers whereby the customer acquires the right and license to use and market Kiosk's programs and materials. The agreements were established for terms of twelve months and eighteen months, respectively, and continuing thereafter on a yearly basis and month to month basis, respectively. Under the terms of the agreements, the Company agrees, (i) to provide to the customer its "Value Added Reseller Starter Kit", (ii) to advise the customer of its software enhancements and, at the customer's request offer these enhancements to the customer for additional compensation, (iii) to provide technical support and training. The customer agrees to purchase from the Company a "Value Added Reseller Starter Kit" and to provide (i) marketing to end-users, (ii) application software development, (iii) support to end-users,(iv) software licensing to end-users and (v) accounting records. The Company retains all ownership rights, title and interest in and to all current and future revisions or enhancements of the licensed software.

         (E) Customer Software Development Agreements

         The Company sells its Kiosk Operating Suite under software development agreements to various customers. Under the terms of the agreements the Company develops customized software applications or turnkey systems which include software, hardware, and custom cabinets. The agreements generally contain multiple elements with specified milestones and delivery dates and stipulated fees for each element. The time to completion and delivery of the development portion of the contracts generally does not exceed three to six months.

NOTE 19 - BUSINESS SEGMENTS

         The operations of the Company are divided into two segments, software sales and Internet advertising. The software segment includes operating systems, hardware, and consulting operations. The Internet segment provides web site advertising, content development and marketing support. No allocation of general corporate expenses has been allocated between the segments. Inter-company transactions have been eliminated

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 19 - BUSINESS SEGMENTS - (CONT'D)

         between the Company's revenues, operating income, assets, capital expenditures and depreciation and amortization pertaining to the industries in which the Company operates are presented below.

         1999                               Software   Internet  Consolidated
        -------------------------------   ----------  ---------  ------------
         Revenue                          $  143,217  $     374  $  143,591

         Operating Loss                      549,683   7,151,316  7,700,999

         Assets employed at end of year    1,893,244   2,565,315  4,458,559

         Depreciation and Amortization       269,495     138,335    407,830

         Capital Expenditures                 14,765   2,085,619  2,100,384

NOTE 20 - Going Concern

         As reflected in the accompanying financial statements, the Company has had continuing losses, a working capital deficiency of $2,776,554, and has been delayed in introducing its proprietary technologies. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company anticipates significant revenues beginning in the second quarter of fiscal 2000 due to the implementation of its business plan. The company has received a commitment for $2.5 million from an accredited investor contingent upon the Company obtaining a trading status on the NASD OTC Bulletin Board. (see Note 21(D)). The Company anticipates raising additional working capital through the issuance of debt or equity securities or other vehicles such as partnerships and joint ventures. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999


NOTE 21  - SUBSEQUENT EVENTS

(A)      Convertible Notes Payable

         At June 30, 1999 there were two convertible promissory notes outstanding aggregating $150,000 (See Note 10). In July 1999 both of the convertible promissory notes were converted to common stock of the Company at a price of $2.00 per share. The shares issued approximated 75,990 including 990 shares issued for accrued interest.

         (B) Cancelled merger

         On July 1, 1999 the Company entered into a Merger Agreement and Plan of Reorganization ("Merger") with a trading public shell. The merger was subsequently terminated by mutual consent of the parties.

         (C) Merger Agreement

         On August 2, 1999 as amended, the Company entered into a Merger Agreement and Plan of Reorganization to acquire an Internet Services
         Provider. ("Target") Pursuant to the Merger, the Company will (i) increase authorized capital stock to 120,000,000 of which 99,000,000 shares shall be Class A common stock, 1,000,000 shall be Class B common stock, and 20,000,000 shall be preferred stock (ii) issue 3,500,014 shares of the Company `s Class A common stock in exchange for all of the issued and outstanding common stock of Target and (iii) issue 1,500,000 options to purchase Class A common stock. As of the date of this report, the Merger has not closed.

         (D) Subscription Agreement

         On July 29, 1999 the Company entered into a subscription agreement with an accredited investor providing for the sale of 1,250,000 shares of the Company's common stock for a total price of $2,500,000. The
         Agreement provided for the sales price to be held in escrow, and conditioned release of the funds and completion of the sale upon the Company's stock being listed for trading on the NASD OTC Bulletin Board.