Form 10QSB
period 1999-09-30
AMERICOM USA INC
filed 1999-11-15
CIK 1054824

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

         Pursuant to section 13 or 15 (d) of the Securities Exchange Act


                               Americom USA, Inc.
                    (Exact Name as Specified in its Charter)


           Delaware                0-023769               52-2068322
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

                      Yes     X     No  _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class:                                         Outstanding at October 28, 1999:
Common Stock, $0.0001 par value                37,030,234

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                           PAGE NO.


Item 1: Financial Statements:

        Unaudited Consolidated Balance Sheets-
             September 30, 1999 and June 30, 1999                          3

        Unaudited Consolidated Statements of Operations -
             Three months ended September 30, 1999
             and September 30, 1998                                        4

        Unaudited Consolidated Statement of Changes
             in Stockholders' Equity for the Three
             Months ended September 30, 1999                               5

        Unaudited Consolidated Statements of Cash
             Flows-Three months ended September 30, 1999
             and September 30, 1998                                        6

        Notes to Unaudited Consolidated Financial Statement              7-9

        Pro Forma Condensed Consolidated Balance Sheet
             as of September 30, 1999                                     10

        Pro Forma Condensed Consolidated Statement of
             Operations for the Three Months ended September
             30, 1999                                                     11

        Notes to ProForma Consolidated Financial Statements               12

Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  13-16


PART II.     OTHER INFORMATION

Item 5: Other Information                                                 17

Item 6: Exhibits and Reports on Form 8-K                                  17

        Signature                                                         18

                       AmeriComUSA, Inc. and Subsidiaries
                       Interim Consolidated Balance Sheet
                      September 30, 1999 and June 30, 1999
                                  (Unaudited)


                                     ASSETS

                                                                        Sept. 30, 1999           June 30, 1999
                                                                        --------------          ---------------

  Current Assets:
     Cash                                                               $      34,485                    5,497
     Accounts Receivable                                                      167,451                   33,819
     Advances Receivable                                                       56,054                   53,930
     Other Current Assets                                                     101,179                   10,338
                                                                        --------------          ---------------
  Total Current Assets                                                        359,169                  103,584

  Property and Equipment, Net                                                 521,623                  537,223

  Other Assets:
      Software, net                                                         1,301,669                1,441,134
      Advances pursuant to merger- cash and common stock                      520,000                  520,000
      MyLine software cost, net                                             1,324,389                1,452,556
      Goodwill, net                                                           362,609                  383,528
      Deposits                                                                                          20,534
                                                                        --------------          ---------------
        Total Other Assets                                                  3,508,667                3,817,752
                                                                        --------------          ---------------

             TOTAL ASSETS                                               $   4,389,459                4,458,559
                                                                        ==============          ===============

                                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

   Liabilities:
      Accounts Payable                                                  $   1,040,360                1,371,503
      Payroll Taxes Payable                                                   468,398                  150,917
      Accrued Payables                                                        621,213                  233,620
      Notes & Loans Payable - Short Term                                      235,404                  974,096
      Convertible Promissory Notes                                            361,004                  150,000
                                                                        --------------          ---------------
  Total Current Liabilities                                                 2,726,379                2,880,136

     Notes & Loans Payable - Long Term                                        610,143                  200,000
                                                                        --------------          ---------------

   TOTAL LIABILITIES                                                        3,336,522                3,080,136

  Refundable Common Stock:
       Common Stock - Refundable (1,978,000 shares issued
        and outstanding) (June 1999 1,889,000 shared issued )                     197                      189
       Common Stock Subscribed (June 1999 161,000 shares refundable)                                        16
        Additional Paid-in Capital                                          2,815,270                2,947,859
        Less due from investors for issued common stock                                               (124,200)
        Less subscriptions receivable                                                                 (289,800)
                                                                        --------------          ---------------
           Total Refundable Common Stock                                    2,815,467                2,534,064

  Stockholders' Deficiency:
      Preferred Stock, $.0001 par value, 10,000,000 shares
           authorized, none issued and outstanding                                  -
      Common Stock, $.0001 par value, 100,000,000 shares
           authorized, 33,738,217 shares issued and outstanding
       (32,519,284 for June 1999)                                               3,373                    3,252
      Additional Paid-in Capital                                           10,145,415                8,416,156
      Accumulated Deficit                                                 (11,911,318)              (9,575,049)
                                                                        --------------          ---------------
       Total Stockholders Deficiency                                       (1,762,530)              (1,155,641)
                                                                        --------------          ---------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $   4,389,459                4,458,559
                                                                        ==============          ===============







                       AmeriComUSA, Inc. and Subsidiaries
                  Interim Consolidated Statement of Operations
          For The Three Months Ended Sept. 30, 1999 and Sept. 30, 1998
                                   (Unaudited)


                                     ASSETS



                                                                 Sept. 30, 1999            Sept. 30, 1998
                                                                ----------------          ----------------

Revenues                                                            $    264,755                        0
                                                                    ------------
         Total Revenues                                                  264,755                        0
                                                                    ------------
Cost of Sales                                                            222,291                        0
                                                                    ------------
          Total Cost of Sales                                            222,291                        0
                                                                    ------------
Gross Profit                                                              42,464                        0
                                                                    ------------

Expenses:
  Salaries & Wages                                                       916,226                   90,117
  Payroll Taxes                                                           84,366                    6,298
  Advertising & Public Relations                                          52,486
  Amortization                                                           288,551
  Audit & Accounting                                                      40,413
  Building Rent                                                           61,998                    4,800
  Consulting Expense                                                     104,499                   29,724
  Depreciation                                                            29,816                      482
  Insurance                                                               55,840                    6,029
  Legal                                                                  328,595                   16,081
  Other general and administrative expenses                               65,964                    8,369
  Outside Services                                                       219,799                    1,445
  Telephone Expense                                                       55,675                    9,135
  Travel Expense                                                          51,995                    5,206
                                                                    ------------             ------------
Total Expenses                                                         2,356,223                  177,686
                                                                    ------------             ------------
Operating Loss                                                        (2,313,759)                (177,686)
                                                                    ------------             ------------
Other Income (Expense):
  Interest Expense                                                       (21,119)                  (6,070)
  Vendor Finance Charges                                                  (1,370)                    (661)

Net Other Expense                                                        (22,489)                  (6,731)
                                                                    ------------             -------------
Net Loss                                                            $ (2,336,248)                 (184,417)
                                                                    ============             =============

  Net Loss Per Common Share - basic and diluted                         (0.07)                      N/A
                                                                    ============             =============
  Weighted Average Shares - basic and diluted                        32,931,618                     N/A
                                                                    ============             =============

                       AmeriComUSA, Inc. and Subisidaries
       Interim Consolidated Statement of Changes in Stockholders' Equity
   For the Three Months Ended Sept. 30, 1999 and for Year Ended June 30, 1999
                                  (Unaudited)



                                            AmeriComUSA, Inc.
                                              Common Stock            Additional                                    Total
                                                Issued                 Paid-in       Accumulated                  Stockholders
                                           Shares        Amount        Capital         Deficit                       Equity
                                        ------------  ------------    ----------    -------------                 ------------

Balance, June 30, 1999                   32,519,284    $    3,252     $ 8,416,153   $ (9,575,049)                 $  (1,155,644)
Conversion of promissory notes into
common stock                                131,371            13         262,729
Issuance of common stock for cash           523,996            55         786,773
Conversion of notes into
common stock                                443,645            44         473,913                                      473,957
Issuance of common stock for services       119,921            10         205,845
Net Loss, three months ended 9/30/99                                                  (2,336,248)                   (2,336,248)
                                        ===========    ==========     ===========   =============                 =============
Balance, September 30, 1999              33,738,217    $    3,374     $10,145,413   $(11,911,297)                 $ (1,762,510)
                                        ===========    ==========     ===========   =============                 =============



                       AmeriComUSA, Inc. and Subisidaries
                   Interim Consolidated Statement of Cash Flow
          For the Three Months Ended Sept. 30, 1999 and Sept. 30, 1998
                                   (Unaudited)



                                                                                   Sept.30, 1999         Sept.30, 1998
                                                                                   -------------         -------------

Cash flows from operating activities:
  Net Loss                                                                          $(2,336,248)           $ (184,417)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization                                                                      288,551
      Depreciation                                                                       29,816
  Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable                                                               (34,485)               28,415
      Advances receivable                                                              (164,751)               (1,700)
      Other current assets                                                              (54,814)
    Increase (decrease) in:
      Accounts payable and accrued expenses                                             558,404                95,294
      Payroll taxes payable                                                             408,108                10,746

      Net cash (used in) provided by operating activities                            (1,305,419)              (51,662)
                                                                                   -------------         -------------
Cash flows from investing activities:
  Purchase of property and equipment                                                   (513,481)
                                                                                   -------------         -------------

      Net cash used in investing activities                                            (513,481)                    -
                                                                                   -------------         -------------
Cash flows from financing activities:
  Sale of common stock                                                                1,596,674
  Increase (decrease) in notes payable                                                  248,015                52,950
                                                                                   -------------         -------------

      Net cash provided by financing activities                                       1,844,689                52,950
                                                                                   -------------         -------------

Net increase (decrease) in cash                                                          25,789                 1,288

Cash and cash equivalents at beginning of period                                          8,696                   248
                                                                                   -------------         -------------

Cash and cash equivalents at end of period                                             $ 34,485               $ 1,536
                                                                                   =============         =============




                       AmeriComUSA, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements
                            As of September 30, 1999



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes included in the company's Form 10-KSB for the year ended June 30, 1999.

NOTE 2 - CONVERTIBLE NOTES PAYABLE

At June 30, 1999 there were two convertible promissory notes outstanding aggregating $150,000. In July ,1999 both of the convertible promissory notes were converted to common stock of the Company at a price of $2.00 per share. The shares issued approximated 75,990, including 990 shares issued for accrued interest.

NOTE 3 - CANCELLED MERGER

On July 1,  1999  the  Company  entered  into a  Merger  Agreement  and  Plan of
Reorganization   ("Merger")  with  a  trading  public  shell.   The  merger  was
subsequently terminated by mutual consent of the parties.

NOTE 4 - SUBSCRIPTION AGREEMENT

On July 29, 1999 the Company entered into a subscription agreement with a foreign investor providing for the sale of 1,250,000 shares of the Company's common stock for total proceeds of $2,500,000. The Agreement provided for the sales price to be held in escrow, and conditioned release of the funds and completion of the sale upon the Company' stock being listed for trading on the NASD OTC Bulletin Board.

NOTE 5 - ACQUISITION OR DISPOSITION OF ASSETS

On September 27, 1999 AmeriComUSA, Inc. (`the Company') finalized a Merger and Recapitalization Agreement and Plan of Reorganization with digiCities, Incorporated (`the Agreement'). The Agreement was initially entered into on August 2, 1999 but subsequently re-negotiated and amended. The Agreement was concluded pursuant to the Memorandum of Understanding reached with digiCities on July 2, 1999 and previously reported on Form 8K.

The Agreement provides for the Company to acquire all of digiCities' issued and outstanding common stock in exchange for 3,500,014 shares of AmeriComUSA's Class A common stock. In addition, AmeriComUSA will allocate options to purchase 1,500,000 shares of its Class A common stock to digiCities employees, pursuant to AmeriComUSA's employee stock option plan. Following completion of the acquisition, digiCities, Inc. will cease to exist as an independent entity.

Completion of the merger is contingent upon satisfaction of certain conditions detailed in the Agreement, including the obtaining of a Fairness Order and permit qualification for the merger from the California Department of Corporations.

The Agreement also provides for the Company's authorized capital stock to be increased to 120,000,000 shares of which 99,000,000 shares will be designated as Class A Common Stock, $0.0001 par value, 1,000,000 will be designated as Class B Common Stock, $0.0001 par value and 20,000,000 will be designated as Preferred Stock, $0.0001 par value. The Class A Common Stock shall have all the rights, preferences ad privileges granted to common stock under the General Delaware Corporations Law while the Class B Common Stock and Preferred Stock shall have such rights, preferences and privileges and shall be issued in such numbers as the Company's Board of Directors may determine from time to time.

Simultaneously with the merger with digiCities, all the outstanding shares of the Company's Common Stock will be converted and exchanged to shares of Class A Common Stock, $0.0001 par value on a one-for-one basis.

NOTE 6 - REFUNDABLE COMMON STOCK

Pursuant to the common stock subscription agreements under the Private Placement, the investor may, at their option, request a full refund if the Company does not become quoted on the OTC Bulletin Board by a stipulated date of January 31, 1999 for original subscription agreements and September 30, 1999 for amended subscription agreements. Pursuant to the Securities and Exchange Commission Codification of Financial Reporting Policies Section 211, the refundable common stock is presented as a separate item between liabilities and equity.

NOTE 7 - STOCKHOLDERS' EQUITY

(A) Conversion of Promissory Notes into Common Stock

In July three convertible promissory notes issued by the company during 1999 aggregating $260,000 were converted to common stock at a price of $2.00 per share. The shares issued aggregated 131,371 including 1,371 shares issued for accrued interest.

(B) Issuance of Common Stock for cash

During the three months ended September 30,1999 stock was sold and issued for cash. The shares were issued aggregating $786,773. The total aggregated shares issued were 523,996.

(C) Conversion of Notes into Common Stock

During the three months ended September 30,1999 two note payments and two notes were converted into shares. The shares were issued aggregating $473,913. The total aggregated shares issued were 443,645.

(D) Issuance of Common Stock for Services

During the three months ended September 30, 1999 stock was issued for services. The shares were issued aggregating $205,845. The total aggregated shares issued were 119,921.

                       AmeriComUSA, Inc. and Subsidiaries
                                   Pro Forma
                       Interim Consolidated Balance Sheet
                               September 30, 1999
                                   (Unaudited)


                                     ASSETS


  Current Assets:
     Cash                                                           $     43,353
     Accounts Receivable                                               1,012,281
     Advances Receivable                                                  56,054
     Other Current Assets                                                 30,329
                                                                    -------------
  Total Current Assets                                                 1,142,017

  Property and Equipment, Net                                            637,393

  Other Assets:
      Deposits                                                               457
      Long Term Receivables                                              284,633
      Software, net                                                    1,301,669
      Advances pursuant to merger - cash and common stock                520,000
      MyLine software cost, net                                        1,324,389
      Goodwill, net                                                    7,238,750
                                                                    -------------
          Total Other Assets                                          10,669,898
                                                                    -------------

             TOTAL ASSETS                                           $ 12,449,308
                                                                    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
      Accounts Payable                                              $  1,098,239
      Payroll Taxes Payable                                              471,752
      Employee Garnishments                                                  243
      Accrued Payables                                                   642,120
      Franchise Tax Payable                                                  800
      Factor Payable                                                     359,849
      Notes & Loans Payable - Short Term                                 244,130
      Convertible Promissory Notes                                       361,004
                                                                    -------------
  Total Current Liabilities                                            3,178,137

     Notes & Loans Payable - Long Term                                   880,837
                                                                    -------------

   TOTAL LIABILITIES                                                   4,058,974

  Refundable Common Stock:
       Common Stock - Refundable (1,978,000 shares issued
        and outstanding)                                                     197
        Additional Paid-in Capital                                     2,815,270
           Total Refundable Common Stock                               2,815,467

  Stockholders' Equity:
      Preferred Stock, $.0001 par value, 10,000,000 shares
           authorized, none issued and outstanding                             -
      Common Stock, $.0001 par value, 100,000,000 shares
           authorized, 37,238,231 shares issued and outstanding            3,723
      Additional Paid-in Capital                                      17,407,843
      Accumulated Deficit                                            (11,836,699)
                                                                    -------------
           Total Stockholders' Equity                                  5,574,867

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 12,449,308
                                                                    =============

                       AmeriComUSA, Inc. and Subsidiaries
                                   Pro Forma
                  Interim Consolidated Statement of Operations
                   For The Three Months Ended Sept. 30, 1999
                                  (Unaudited)


Revenues                                                            $  1,492,475
                                                                    -------------
         Total Revenues                                                1,492,475
                                                                    -------------
Cost of Sales                                                            302,363
                                                                    -------------
          Total Cost of Sales                                            302,363
                                                                    -------------
Gross Profit                                                           1,190,112
                                                                    -------------
Expenses:
  Salaries & Wages                                                     1,091,801
  Payroll Taxes                                                           91,334
  Advertising & Public Relations                                          62,285
  Amortization                                                           650,457
  Audit & Accounting                                                      56,512
  Building Rent                                                           72,641
  Consulting Expense                                                     109,421
  Depreciation Expense                                                    29,816
  Insurance                                                               57,040
  Legal                                                                  332,283
  Other general and administrative expenses                              106,283
  Outside Services                                                       379,296
  Telephone Expense                                                       70,794
  Travel Expense                                                          57,943
                                                                    -------------
Total Expenses                                                         3,167,906
                                                                    -------------

Operating Loss                                                        (1,977,794)
                                                                    -------------
Other Income (Expense):
  Interest Expense                                                       (21,119)
  Vendor Finance Charges                                                  (1,370)

Net Other Expense                                                        (22,489)
                                                                    -------------
Net Loss                                                            $ (2,000,283)
                                                                    =============

 Net Loss Per Common Share - basic and diluted                             (0.05)
                                                                    =============

 Weighted Average Shares - basic and diluted                          36,431,632
                                                                    =============



                       AMERICOM USA, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS




(1) The pro forma adjustments to the consolidated balance sheet give effect to the merger as if it occurred on September 30, 1999. The purchase price has been computed using a $2.00 per share fair market value of the 3,500,014 AmeriCom USA, Inc. common stock shares to be issued to the digiCities, Inc. stockholders. The $2.00 value is based upon recent issuances of AmeriCom USA, Inc. common stock for cash pursuant to private placements.

        The purchase price differential is computed as follows:

                 Purchase price                                $7,000,028
                 digiCities, Inc. stockholders' deficiency        238,019
                                                               ----------
                 Purchase price differential                   $7,238,047
                                                               ==========

        Since the merger has not yet closed, the Company has allocated the purchase price based on the assumption that the historical costs of the recorded assets and liabilities to be acquired approximate the fair market value of those assets and liabilities at the merger date. Accordingly, the purchase price differential of $7,238,047 has been allocated on a preliminary basis to goodwill pending the development of additional fair market value data of the acquiree's customer base intangible asset. The goodwill will be amortized over a period of five years using the straight-line method.

(2) Amortization of acquired goodwill is based on the assumption that the acquisition occurred on October 30, 1998, the inception date of digiCities, Inc.

        The pro forma effect of amortization of acquired goodwill over the next five years is as follows:


                 2000                           $1,447,609
                 2001                            1,447,609
                 2002                            1,447,609
                 2003                            1,447,609
                                                   485,382
                                                ----------
                                                $6,272,974
                                                ==========

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITIONS AND RESULTS OF OPERATIONS

        This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products and internet services, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC reports, including this report on Form 10-QSB for the quarter ended September 30, 1999 and the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. Actual results may vary significantly.

RESULTS OF OPERATIONS

        In the three-month period ended September 30, 1999 the Company generated revenue of $264,755 from business operations. Approximately 60% of this revenue was generated by the Company's Kiosk Software, Inc. subsidiary and 40% by its AdCast operations. A net loss of $2,336,248 was realized. During the comparable three-month period of 1998, the Company had not yet commenced generating revenues and its Kiosk Software subsidiary was not acquired until February 1999; therefore, only a limited comparison with the prior period is possible. During the quarter ended September 30, 1998, the Company realized no revenues and a net loss of $184,417.

        During the quarter ended September 30, 1999, the Company incurred substantial administrative expenses and costs arising from the continuing development of its Adcast advertising billboard service, and commenced generating revenue from AdCast. Kiosk Software, Inc. also incurred continuing operational and administrative expenses associated with its pre-existing business.

        Future prospects for the Company's financial condition and results of operations will be dependent on the speed of adoption and success of the AdCast advertising billboard service, which commenced in July 1999. It is anticipated that AdCast will generate growing revenues during the remaining quarters of fiscal 2000. Similarly, revenues from the Company's Kiosk related products are expected to grow in the last three quarters of fiscal 2000.

        Future expenses will increase to reflect the operational rollout of Adcast while costs associated with technical enhancement of the service, sales channel and branding development are expected to accelerate.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations in future periods will be dependent upon the availability of adequate operating funds for capital expenditures and to meet income deficits associated with the continued operational roll-out of the Adcast advertising service and to a lesser extent, the digiCities service. In order to meet its need for sufficient operating funds, the Company has made the following arrangements.

       First, on July 29, 1999 the Company entered into a subscription agreement with a foreign investor. The agreement provided for the sale of 1,250,000 shares of the Company's common stock for a total price of $2,500,000. The agreement provided for the sale proceeds to be held in escrow, and conditioned release of the funds and completion of the sale upon the Company's stock being listed for trading on the NASD OTC-Bulletin Board. Second, on October 29, 1999 the Company entered into an agreement with Synapse Capital, LLC ("Synapse") for the purchase by Synapse's Fund I of 500,000 shares of the Company's common stock at a price of $2.00 per share. Synapse also received an option to purchase 50,000 shares of common stock at $2.00 per share within the next ten years. In addition, the Company has entered into negotiations for Synapse to advance an additional $1 million to the Company in the form of a convertible loan. This loan would also include a warrant for the future purchase of 500,000 additional shares of the Company's common stock.

        The Company considers that existing commitments of equity and loan financing together with commitments in principal to additional cash investments will be adequate to meet the Company's operational funding requirements for the next 12 months. The Company has identified and is negotiating with qualified investors to obtain this financing. However, there can be no guarantee that these sources of funding will be realized, nor that internally generated funds will be developed quickly enough to meet the Company's needs when externally generated funds are exhausted or become unavailable.

FACTORS AFFECTING FUTURE OPERATING RESULTS

        The Company's results in future periods will be substantially affected by the outcome of the Company's proposed acquisition of digiCities, Inc., a company involved in the production, hosting and mass marketing of commercial web sites. Following execution of a memorandum of understanding with digiCities on July 2, 1999, the Company entered into a formal Merger and Recapitalization Agreement And Plan of Reorganization with digiCities on September 27, 1999. The merger is conditioned upon shareholder approval, the holding of a Fairness Hearing and obtaining a qualification permit from the California Department of Corporations. Application for the permit and hearing has been submitted to the California Department of Corporations. The acquisition, if completed, will result in digiCities being merged into the Company and ceasing to exist as a separate corporation.

        If the Company is successful in obtaining a Fairness Order and permit qualification from the California Department of Corporations, all outstanding common stock of the Company would become free trading; pursuant to an exemption from registration provided by the Securities Act 1933, as amended. The free trading status of the Company's common stock is necessary for obtaining an Over-The-Counter trading status on the National Association of Securities Dealers' OTC-Bulletin Board system.

        Pro forma, unaudited, interim consolidated financial statements showing the condition of the Company and digiCities, Inc., as if the acquisition had become effective as of the quarter ended September 30, 1999, are included with this filing.

        The Company's income will be heavily dependent upon increased sales of advertising inventory on Adcast billboards and the successful delivery of that advertising. The Company only sold and delivered paid advertising through its Adcast billboard service starting in July 1999. There is no assurance that increased sales of AdCast advertising sales will be realized or sustained, or successfully completed. Sales of Adcast advertising are dependent upon both the ability of the Company to sell and deliver Adcast services and the continued development of the overall market for Internet advertising services and Internet related commerce.

        Similarly, if the acquisition of digiCities is consummated, the Company's future operating results will be heavily dependent upon the ability of the digiCities operation to sell and effectively deliver web site design and hosting services. Although digiCities has to date successfully developed and increased its sales within a short time period, there is no guarantee that such sales will continue or accelerate.

SUBSEQUENT EVENTS

        On October 28, 1999 the Company agreed to issue 400,000 shares of its common stock to Americom, Ltd. (a Turks and Caicos corporation) in substitution for its promissory note for $400,000. The Note was originally issued to

Americom, Ltd. as part of the consideration for the re-acquisition by the Company of the My-Line technology, pursuant to an agreement dated March 11, 1999. As a consequence of the elimination of the $400,000 note liability, the Company only remains liable for payment of $50,000 pursuant to the re-purchase agreement. Payment of the remaining $50,000 has been rescheduled for payment by January 26, 1999 by agreement between the parties.

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

        State of readiness. The Company has substantially completed its initial assessment of the Year 2000 readiness of its information technology ("IT") systems, including the hardware and software that enable it to provide and deliver its solutions, and its non-IT systems. AmeriCom's assessment plan consists of (i) quality assurance testing of its internally developed proprietary software incorporated in its solutions ("Solutions Software"); (ii) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of The Company's solutions to its Web publisher and advertiser customers; (iii) contacting vendors of material non-IT systems; (iv) assessment of repair or replacement requirements; (v) repair or replacement; (vi) implementation; (vi) implementation of contingency plans in the event of Year 2000 failures which include backup systems for both on and off site locations, 24 hour watch using various software and trained personnel, and ensuring proper emergency procedures are in place for handling situations we have no control over such as loss of utility services.

        The Company is conducting quality assurance testing to ensure Year 2000 compliance of all new internally developed proprietary code incorporated into its Solutions Software. The Company plans to perform a Year 2000 simulation on its Solutions Software during the fourth quarter of 1999, following the implementation of revisions to the Solutions Software planned for the third quarter of 1999. Based on the results of its Year 2000 simulation test, the Company intends to revise the code of its Solutions Software as necessary to improve the Year 2000 compliance of its Solutions Software.

        The Company has been informed by many of its vendors of material hardware and software components of its IT systems that the products used by the Company are currently Year 2000 compliant. The Company is in the process of requiring vendors of the other material hardware and software components in its IT systems to provide written assurances of their Year 2000 compliance. The Company plans to complete this process during the second half of 1999. The Company has completed an assessment of the materiality of its non-IT systems and is in the process of seeking written assurances of Year 2000 compliance from providers of its material non-IT systems. The Company is also dependent on the continued functioning of basic services such as electrical utilities, telephony, mail delivery and transportation in order to conduct its business. While The Company is taking steps to ensure that the third parties on which it is reliant are Year 2000 compliant, it cannot predict the probability of such compliance nor the costs to the Company of non-compliance by those third parties or of securing alternate services from Year 2000 compliant parties.

        Pending completion of its planned Year 2000 simulation test of its Solutions Software and its program of requesting Year 2000 assurances from vendors and licensors of material IT and non-IT systems, The Company has not yet completed its Year 2000 compliance repair or replacement analysis, or its contingency plans. The Company plans to complete all Year 2000 planning and analysis before the end of the fourth quarter.

       Costs. The Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to, and are expected to include, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. The Company does not now possess the information necessary to estimate the potential costs of revisions to its Solutions Software should such revisions be required or the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although The Company does not anticipate that such expenses will be material, such expenses, if higher than estimated, could have a material adverse effect on the Company's business, results of operations and financial condition.

        Risks. The Company believes that it has established an effective program to resolve material Year 2000 issues in its sole control in a timely manner. As aforementioned, however, the Company has not yet completed all phases of its program and is dependent on third parties whose progress is not within its control. The failure by such third parties to be Year 2000 compliant could result in a systematic failure beyond the control of The Company from delivering its services to its customers, decrease the use of the Internet or prevent users from accessing the Web sites of its Web publisher customers, which could have material adverse effect on the Company's business, results of operations and financial condition. There can also be no assurance that The Company will not discover Year 2000 compliance problems in our Solutions Software that will require substantial revisions which could be costly and time-consuming to remedy. If the Company does not complete any of its currently planned additional remediation prior to the Year 2000, the Company could experience significant difficulty in producing and delivering solutions and conducting its business in the Year 2000 as it has in the past, which could result in lost revenues, increased operating costs, loss of customers and other business interruptions, any of which could have a material adverse effect on The Company's business, results of operations and financial condition. Moreover, the failure to adequately solve Year 2000 compliance issues could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly to defend. This potential liability and lost revenue can not be reasonably estimated at this time.

        Contingency Plan. As aforementioned The Company is engaged in an ongoing Year 2000 assessment and has not yet developed any contingency plans. The results of the Company's Year 2000 simulation testing and the responses received from third party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

        Forward-Looking Statements. The foregoing Year 2000 discussion and the information contained herein is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998 and contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which The Company expects to complete certain actions, are based on management's best current estimates, which were made using assumptions about future events, including the continued availability of certain resources, third party representations and other factors. However, there can be no guarantee or assurance that these estimates will be achieved, and actual results could differ materially. Specific factors that could cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems; results of Year 2000 testing; adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are outsourcing service providers, suppliers and vendors of the Company; unanticipated system costs; and the adequacy of and ability to implement contingency plans. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only to the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made or to reflect the occurrence of unanticipated events.

                             PART II - OTHER INFORMATION

Items 1 through 4.

Not applicable.

Item 5. Other Information

On October 15, 1999, Mr. Tom Hopfensperger (previously with the AdCast Division) became the Company's President and Chief Operating Officer.

On November 3, 1999, Mr. Tom Seykora agreed to join the Company as its Chief Financial Officer. Mr. Seykora will join the Company on November 16, 1999.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

Form 8-K filed October 11, 1999 reported the signing of the definitive Merger and Recapitalization Agreement and Plan of Reorganization between the Company and digiCities, Incorporated.

Form  8-K/Amended  filed  October  18,  1999   incorporated   audited  financial
statements for digiCities, Inc. and pro forma, condensed, consolidated financial statements for the Company and digiCities, Inc.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICOM USA, INC.


                                      By: /s/ ROBERT CEZAR
                                         --------------------------------
                                             Chief Executive Officer



                                      By: /s/ DAVID LOOMIS
                                         --------------------------------
                                             Chief Financial Officer



                                      Dated: November 12, 1999