Form 10QSB
period 1999-12-31
AMERICOM USA INC
filed 2000-02-15
CIK 1054824

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                For the quarterly period ended December 31, 1999

         Pursuant to section 13 or 15 (d) of the Securities Exchange Act


                               Americom USA, Inc.
                    (Exact Name as Specified in its Charter)


            Delaware               0-023769                  52-2068322
         (State or other           Commission             (I.R.S. Employer
         jurisdiction of           File Number)            Identification No.)
         incorporation)


                          5900 Hollis Street, Suite R-1
                              Emeryville, CA 94608
                   ------------------------------------------
                    (Address of principal executive offices)


                                  805/542-6700
                          -----------------------------
                          Registrant's telephone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X       No  _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class:                                           Outstanding at January 31,2000:
Common Stock, $0.0001 par value                  42,059,434

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                               PAGE NO.


Item 1:  Financial Statements:

         Unaudited Consolidated Balance Sheets-
                December 31, 1999 and June 30, 1999                                                 3

         Unaudited Consolidated Statements of Operations -
                Three and six months ended December 31, 1999
                and December 31, 1998                                                               4

         Unaudited Consolidated Statement of Changes
                in Stockholders' Equity for the Six
                Months ended December 31, 1999                                                      5

         Unaudited Consolidated Statements of Cash
                Flows-Six months ended December 31, 1999
                and December 31, 1998                                                               6

         Notes to Unaudited Consolidated Financial Statement                                      7-9

         Pro Forma Condensed Consolidated Balance Sheet
                as of December 31, 1999                                                            10

         Pro Forma Condensed Consolidated Statement of
                Operations for the Three Months ended December
                31, 1999                                                                           11

         Notes to ProForma Consolidated Financial Statements                                       12

Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                   13-16


PART II.        OTHER INFORMATION

Item 5:         Other Information                                                                  17

Item 6:         Exhibits and Reports on Form 8-K                                                   18

                Signature                                                                          19


                       AmeriComUSA, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets


                                                                                 December 31,1999        June 30,1999
                                   ASSETS                                            unaudited            unaudited
                                                                                 -----------------     ---------------
Current Assets:
 Cash                                                                            $       99,528        $     5,497
 Accounts Receivable                                                                  1,024,570             87,749
 Other Current Assets                                                                   986,511             10,338
                                                                                  ---------------       -------------
Total Current Assets                                                                  2,110,609            103,584

Property and Equipment, Net                                                             583,426            537,223

Other Assets
 Goodwill and Other Intangibles, Net                                                  3,300,116          3,817,752

                                                                                 ---------------       -------------
                                                                                 $    5,994,151        $ 4,458,559
                                                                                 ===============       =============


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Short Term Debt                                                                 $      189,211        $ 1,124,096
 Accounts Payable                                                                     1,208,488          1,522,420
 Accrued Liabilities                                                                  1,156,018            233,620
                                                                                 ---------------       -------------
Total Current Liabilities                                                             2,553,717          2,880,136
Long-Term Debt                                                                        1,903,580            200,000
                                                                                 ---------------       -------------
 Total Liabilities                                                                    4,457,297          3,080,136

Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value; Authorized 10,000,000 shares no shares issued or outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized                             3,697              3,457
 36,970,000 and 34,569,284 shares issued and outstanding at December 31, 1999 and June 30, 1999, respectively
Additional Paid-In Capital                                                           15,365,437         10,950,015
Accumulated Deficit                                                                 (13,832,280)        (9,575,049)
                                                                                 ---------------       -------------

Total Stockholders' Equity (Deficit)                                                  1,536,854          1,378,423
                                                                                 ---------------       -------------

                                                                                 $    5,994,151        $ 4,458,559
                                                                                ===============        =============


                       AmeriComUSA, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                  (Unaudited)

                                                             Three Months Ended                         Six Months Ended
                                                       December 31         December 31           December             December
                                                          1999                 1998                1999                 1998
                                                    -----------------   -----------------   ------------------   ------------------
Revenues:                                               $    391,518                                $ 656,273

 Total Revenues                                              391,518                                  656,273
                                                    ------------------   -----------------   ------------------   ------------------
Costs and Expenses:

 Cost of sales--                                              154,538                 828              376,829                  828

 Selling, general and administrative                        1,802,659             445,807            3,840,515              623,011

 Amortization of Goodwill/other intangibles                   323,190               2,715              641,557                3,197
                                                    ------------------   -----------------   ------------------   ------------------

Operating Loss                                             (1,888,869)           (449,350)          (4,202,628)            (627,036)

Interest Expense                                              (31,782)             (2,958)             (54,271)              (9,689)


 Loss before Income Taxes                                  (1,920,651)           (452,308)          (4,256,899)            (636,725)

                                                    ------------------   -----------------   ------------------   ------------------
Net Loss                                                  $(1,920,651)         $ (452,308)         $(4,256,899)          $ (636,725)
                                                    ==================   =================   ==================   ==================

 Net loss per share--basic and diluted                          (0.05)                N/A                (0.12)                 N/A
                                                    ==================   =================   ==================   ==================

 Shares used in per share computations--                   36,393,800                               36,268,800
  basic and diluted                                                                                            `
                                                    ==================   =================   ==================   ==================


                    AmeriComUSA, Inc. and Subsidiaries
       Interim Consolidated Statement of Changes in Stockholders' Equity
                   For the Six Months Ended December 31, 1999
                                  (Unaudited)


                                       AmeriComUSA, Inc.
                                        Common Stock                     Additional                           Total
                                           Issued                         Paid-in        Accumulated       Stockholders
                                           Shares           Amount        Capital          Deficit            Equity
                                      ------------------  ---------    -------------  ----------------    --------------
Balance, September 30, 1999               35,716,217       $ 3,572      $12,960,683   $  (11,911,629)      $ 1,052,626

Issuance of common stock for cash          1,191,045           119        2,279,278                        $ 2,279,397

Issuance of common stock for services         62,738                        125,476                        $   125,482

Net Loss, three months ended 12/31/99                                                     (1,920,651)       (1,920,651)
                                       ----------------    --------     -------------   ---------------    ---------------
Balance, December 31, 1999                 36,970,000      $ 3,691      $15,365,437    $ (13,832,280)      $ 1,536,854
                                       ================    ========     =============   ===============    ===============

                       AmeriComUSA, Inc. and Subsidiaries
               Condensed and Consolidated Statement of Cash Flow

                                  (Unaudited)

                                                                                                         SIX MONTHS ENDED
                                                                                                  -------------------------------
                                                                                                  December 31       December 31
                                                                                                      1999              1998
                                                                                                  --------------    -------------
                              Cash Flows From Operating Activities

Net loss                                                                                            (4,256,899)        (636,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                                          641,557            3,197

Changes in assets and liabilities:
 Accounts receivable                                                                                (1,134,811)         (26,397)
 Other current assets                                                                                  (73,552)          (7,981)
 Accounts payable & Accrued liabilities                                                                613,863           70,047
                                                                                                    -----------       -----------
  Net cash used in operating activities                                                             (4,209,842)        (597,859)
                                                                                                    -----------       -----------

                              Cash Flows From Investing Activities
Purchases of property and equipment                                                                   (583,426)         (49,298)
                                                                                                    -----------       -----------
  Net cash used in operating activities                                                               (583,426)         (49,298)
                                                                                                    -----------       -----------
                              Cash Flows From Financing Activities
Proceeds from sale of common stock                                                                   4,118,604          732,274
Proceeds from (repayment of) borrowings                                                                768,695           (2,203)
                                                                                                     -----------       -----------

  Net cash provided by financing activities                                                          4,887,299           730,071
                                                                                                    -----------       -----------
  Net increase in cash                                                                                  94,031            82,914
                                                                                                    -----------       -----------
Cash and cash equivalents at beginning of period                                                         5,497            28,591
                                                                                                    -----------       -----------
Cash and cash equivalents at end of period                                                              99,528           111,505
                                                                                                    ===========       ===========

                       AmeriComUSA, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             As of December 31, 1999



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

NOTE 2 - SUBSCRIPTION AGREEMENT

On July 29, 1999 the Company entered into a subscription agreement for the sale of 1,250,000 shares of the Company's common stock for total proceeds of $2,500,000. The Agreement provided for the sales price to be held in escrow, and conditioned release of the funds and completion of the sale upon the Company' stock being listed for trading on the NASD OTC Bulletin Board.

NOTE 3 - ACQUISITION OR DISPOSITION OF ASSETS

On September 27, 1999 AmeriComUSA, Inc. (`the Company') executed an amended Merger and Recapitalization Agreement and Plan of Reorganization with digiCities, Incorporated (`the Agreement'). The Agreement was initially entered into on August 2, 1999 but subsequently re-negotiated and amended. The Agreement was concluded pursuant to the Memorandum of Understanding reached with digiCities on July 2, 1999 and previously reported on Form 8-K.

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

                       AmeriComUSA, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             As of December 31, 1999



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

NOTE 4 - SUBSCRIPTION AGREEMENT

On October 29, 1999 the Company entered into a subscription agreement for an aggregate amount of 500,000 shares of the Company's Common Stock, at an offering price of $2.00 per share.

NOTE 5 - CONVERTIBLE PROMISSORY NOTE

On December 6, 1999 the Company entered into an agreement to pay One Million Dollars ($1,000,000), together with interest. Holder shall have the right at any time to convert the entire outstanding indebtedness hereunder in whole into fully paid nonassessable shares of Class A Common Stock at $2.00 per share.

NOTE 6 - STOCKHOLDERS' EQUITY

(A) Issuance of Common Stock for cash

During the three months ended December 31,1999 stock was sold and issued for cash. The shares were issued aggregating $2,279,278. The total aggregated shares issued were 1,191,045.

                       AmeriComUSA, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             As of December 31, 1999


(B) Issuance of Common Stock for Services

During the three months ended December 31, 1999 stock was issued for services. The shares were issued aggregating $125,479. The total aggregated shares issued were 62,738.

                      AMERICOM USA, INC. AND SUBSIDIARIES
                                   PRO FORMA
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                   Pro Forma
                                                                                  December 31            June 30
                                   ASSETS                                             1999                1999
                                   ------                                      -----------------     --------------
Current Assets:
 Cash                                                                          $         88,913     $        5,497
 Accounts Receivable                                                                  1,684,399             87,749
 Other Current Assets                                                                   990,138             10,338
                                                                               -----------------     --------------
Total Current Assets                                                                  2,763,450            103,584

Property and Equipment, Net                                                             713,730            537,223

Other Assets
Goodwill and Other Intangibles, Net                                                  10,099,445          3,817,752

                                                                               -----------------     --------------
                                                                               $     13,576,625      $   4,458,559
                                                                               =================     ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Short Term Debt                                                               $        287,000      $   1,124,096
 Accounts Payable                                                                     1,268,476          1,522,420
 Accrued Liabilities                                                                  1,722,811            233,620
                                                                               -----------------     --------------
Total Current Liabilities                                                             3,278,287          2,880,136
Long-Term Debt                                                                        1,903,580            200,000
                                                                               -----------------     --------------
Total Liabilities                                                                     5,181,867          3,080,136

Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value; Authorized 10,000,000 shares no shares issued or outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized                             4,047              3,457
   40,047,014 and 34,569,254 shares issued and outstanding at
   December 31, 1999 and June 30, 1999, respectively
Additional Paid-In Capital                                                           22,394,181         10,950,015
Accumulated Deficit                                                                 (14,003,470)        (9,575,049)
                                                                               -----------------     --------------

Total Stockholders' Equity (Deficit)                                                  8,394,758          1,378,423
                                                                               -----------------     --------------
                                                                               $     13,576,625     $    4,458,559
                                                                               =================     ==============



                       AmeriComUSA, Inc. and Subsidiaries
                                   Pro Forma
                 Condensed Consolidated Statement of Operations
                                  (Unaudited)


                                                             Three Months Ended                        Six Months Ended
                                                    --------------------------------------   ---------------------------------------
                                                       December 31         December 31          December 31          December 31
                                                          1999                 1998                1999                 1998
                                                    ------------------   -----------------   ------------------   ------------------
Revenues:                                             $       817,300                              $ 2,309,775

 Total Revenues                                               817,300                                2,309,775
                                                    ------------------   -----------------   ------------------   ------------------
Costs and Expenses:
 Cost of sales                                                171,752                 828              474,115                  828

 Selling, general and administrative                        2,246,319             445,807            4,733,952              623,011

 Amortization of Goodwill/other intangibles                   685,088               2,715            1,365,361                3,197
                                                    ------------------   -----------------   ------------------   ------------------

Operating Loss                                             (2,285,859)           (449,350)          (4,263,653)            (627,036)

Interest Expense                                              (31,782)             (2,958)             (54,271)              (9,689)


 Loss before Income Taxes                                  (2,317,641)           (452,308)          (4,317,924)            (636,725)

                                                    ------------------   -----------------   ------------------   ------------------
Net Loss                                                  $(2,317,641)         $ (452,308)         $(4,317,924)          $ (636,725)
                                                    ==================   =================   ==================   ==================

 Net loss per share--basic and diluted                          (0.06)                N/A                (0.11)                 N/A
                                                    ==================   =================   ==================   ==================

 Shares used in per share computations--
  basic and diluted                                        39,893,800                               39,768,800
                                                    ==================   =================   ==================   ==================


                       AMERICOM USA, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS




(1) The pro forma adjustments to the consolidated balance sheet give effect to the merger as if it occurred on December 31, 1999. The purchase price has been computed using a $2.00 per share fair market value of the 3,500,014 AmeriCom USA, Inc. common stock shares to be issued to the digiCities, Inc. stockholders. The $2.00 value is based upon recent issuances of AmeriCom USA, Inc. common stock for cash pursuant to private placements.

         The purchase price differential which was set at 6/30/99 is computed as follows:

                    Purchase price                                 $7,000,028
                    digiCities, Inc. stockholders' deficiency         238,019
                                                                   ------------
                    Purchase price differential                    $7,238,047
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

         The pro forma effect of amortization of acquired goodwill over the next five years is as follows:


                    2000     $1,447,609
                    2001      1,447,609
                    2002      1,447,609
                    2003      1,447,609
                    2004        485,382
                             -----------
                             $6,272,974
                             ==========

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITIONS AND RESULTS OF OPERATIONS

         This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products and internet services, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC reports, including this report on Form 10-QSB for the quarter ended December 31, 1999 and the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. Actual results may vary significantly.

RESULTS OF OPERATIONS

         In the three-month period ended December 31, 1999 the Company generated revenue of $391,518 from business operations. Approximately 15% of this revenue was generated by the Company's Kiosk Software, Inc. subsidiary and 85% by its AdCast operations. A net loss of $1,920,651 was realized. During the comparable three-month period of 1998, the Company had not yet commenced generating revenues and its Kiosk Software subsidiary was not acquired until February 1999; therefore, only a limited comparison with the prior period is possible. During the quarter ended December 31, 1998, the Company realized no revenues and a net loss of $452,308.

         During the quarter  ended  December  31,  1999,  the  Company  incurred substantial administrative expenses and costs arising from the continuing development of its Adcast advertising billboard service and costs incurred in anticipation of the merger with digiCities, which was completed on January 1, 2000. Kiosk Software, Inc. also incurred continuing operational and administrative expenses associated with its pre-existing business.

         Sales and marketing expenses increased to $275,459 in the quarter ended December 31, 1999 compared with $68,069 in the comparable three months of 1998 as the Company rolled out its AdCast advertising service.

         The Company does not differentiate research and development expenses from its other administrative expenses, since the Company as a whole has to date been oriented to the development of its AdCast and associated technologies.

         Comparing the six-month period ended December 31, 1999 with the same period of 1998, revenues in 1999 were $656,273 reflecting the first six months' revenues from the AdCast service, whereas no revenues were realized in the six month period ended December 31, 1998. A net loss of $4,256,899 was realized in the six months ending December 31, 1999, compared with a smaller loss of $636,725 in the comparable period of 1998.

         During the six months ended December 31, 1999 expenses totaled $4,858,901 reflecting significantly higher administrative costs associated with the operational roll out of AdCast and Kiosk related products; neither of which existed in the first six months of 1998 when expenses totaled only $627,036. Sales and marketing costs rose from $91,134 in the six months ended December 31, 1998 (when these expenditures were limited to preliminary branding and product formulation work only), to $505,171 in the six months ended December 31, 1999 when the Company was fully engaged in promoting the sale of its AdCast and related products.

         Future prospects for the Company's financial condition and results of operations will be dependent on the speed of adoption and success of the AdCast advertising billboard service, which commenced in July 1999. It is anticipated that AdCast will generate growing revenues during the last two quarters of fiscal 2000. Similarly, revenues from the Company's Kiosk and digiCities related products are expected to grow in the remaining two quarters of fiscal 2000.

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

         On October 29, 1999 the Company entered into an agreement with Synapse Capital, LLC ("Synapse") for the purchase by Synapse's Fund I of 500,000 shares of the Company's common stock at a price of $2.00 per share. Synapse also received an option to purchase 50,000 shares of common stock at $2.00 per share within the next ten years. In addition Synapse has advanced an additional $1 million to the Company in the form of a loan, convertible to 500,000 shares of the Company's Class A common stock.

         In addition, during the quarter ended December 31, 1999, the Company accepted subscriptions for a further 691,045 shares of common stock for a total consideration of $1,279,278 from non-U.S. persons and accredited investors pursuant to regulations S and D of the Securities Act, respectively.

         The Company considers that existing commitments of equity and loan financing together with anticipated additional cash investments, combined with revenues, will be adequate to meet the Company's operational funding requirements for the next 12 months. However, there can be no guarantee that these sources of funding will be realized, nor that internally generated funds will be developed quickly enough to meet the Company's needs if externally generated funds are exhausted or become unavailable.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         The Company's results in future periods will be substantially affected by the Company's acquisition of digiCities, Inc., a company involved in the production, hosting and mass marketing of commercial web sites. Following execution of a memorandum of understanding with digiCities on July 2, 1999, the Company entered into a formal Merger and Recapitalization Agreement And Plan of Reorganization with digiCities on September 27, 1999. The merger was conditioned upon shareholder approval, the holding of a Fairness Hearing and obtaining a qualification permit from the California Department of Corporations.

         The hearing took place on December 21, 1999 resulting in the Fairness Order and qualification permit being granted by the California Department of Corporations, and shareholder approval for the merger was obtained on December 22, 1999. Consequently the merger was completed on January 1, 2000. Following the merger, digiCities was merged into the Company and ceased to exist as a separate entity. Also as a consequence of the completion of the merger and recpitalization, all outstanding common stock of the Company is being exchanged on a one-for-one basis for shares of the Company's newly created Class A common stock and becomes free trading, pursuant to an exemption from registration provided by the Securities Act 1933, as amended. The free trading status of the Company's common stock is necessary for obtaining Over-The-Counter trading status on the National Association of Securities Dealers' OTC-Bulletin Board system. An application for the Class A common stock to be traded on the

OTC-Bulletin Board was submitted on February 8, 2000.

         Pro forma, unaudited, interim consolidated financial statements showing the condition of the Company and digiCities, Inc., as if the acquisition had become effective as of the quarter ended December 31, 1999, are included with this filing.

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

         Similarly, following the acquisition of digiCities, Inc., the Company's future operating results will be heavily dependent upon the ability of the digiCities operation to sell and effectively deliver web site design and hosting services. Although digiCities has to date successfully developed and increased its sales within a short time period, there is no guarantee that such sales will continue or accelerate.

         On October 28, 1999 the Company agreed to issue 400,000 shares of its common stock to Americom, Ltd. (a Turks and Caicos corporation) in substitution for its promissory note for $400,000. The Note was originally issued to Americom, Ltd. as part of the consideration for the re-acquisition by the Company of the My-Line technology, pursuant to an agreement dated March 11, 1999. As a consequence of the elimination of the $400,000 note liability, the Company only remains liable for payment of $50,000 pursuant to the re-purchase agreement. Payment of the remaining $50,000 was rescheduled for payment by January 26, 1999 by agreement between the parties but has not yet been effected.

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

         Outcome of the Year 2000 issue. The Company suffered no perceivable disruption of its business or systems as a consequence of the transition to the year 2000, and no disruption is expected in future. No significant disruption of the business partners or shared systems on which the Company's business is reliant was experienced. It is possible that negative consequences may become apparent at a future date, but the probability of this is considered remote.

                           PART II - OTHER INFORMATION
ITEM 1

Not applicable.

ITEM 2


During the three months ended December 31,1999 the Company conducted the following securities transactions which were deemed exempt from registration under the 1933 Act:

 1,191,045 shares were sold for cash consideration aggregating $2,279,278 to non-U.S. persons and accredited investors pursuant to Regulations S and D of the Securities Act, respectively.


ITEM 3

Not applicable.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company, held December 14, 1999 in San Luis Obispo, California, the stockholders elected five directors to serve on the Company's Board of Directors.

The vote for nominated directors was as follows:


           Nominee                              For              Against            Abstain
           -------------------               ----------          -------            -------
           Robert Cezar                      25,853,473             0                  0
           Kenneth Barnett                   25,853,473             0                  0
           Tom Hopfensperger                 25,853,473             0                  0
           Henri Tchen                       25,853,473             0                  0
           Christopher Thomas                25,853,473             0                  0


The vote to approve the Company's 1999 Stock Option Plan was as follows:

              For                  Against                   Abstain
           ----------              -------                   -------
           25,853,473                 0                         0


The vote for ratifying the appointment of Weinberg & Company as the Company's independent accountants was as follows:

              For                   Against                   Abstain
           ----------              -------                   -------
           25,853,473                 0                         0


ITEM 5        OTHER INFORMATION

On October 15, 1999, Mr. Tom Hopfensperger (previously with the AdCast Division) became the Company's President and Chief Operating Officer.

On November 3, 1999, Mr. Tom Seykora agreed to join the Company as its Chief Financial Officer. Mr. Seykora joined the Company on November 16, 1999. Subsequent to the end of the quarter, Mr. Seykora resigned from his position as Chief Financial Officer. Mr. Seykora's duties were assumed by Mr. Hopfensperger.

On December 14, 1999, following the Stockholders' meeting, Tom Seykora and Craig Machado were appointed to the Company's Board of Directors.

Subsequent to the end of the quarter, Messrs. Barnett, Seykora and Tchen resigned from the Board of Directors. Messrs. Barnett and Tchen resigned from the Board because of conflicting personal commitments. Mr. Seykora resigned from the Board in conjunction with his leaving the Company's employment.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

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

Form 8-K filed January 14, 2000 reporting the consummation of the merger of the Company and digiCities, Inc. (Item 2 event dated December 31, 1999) and the recapitalization of the Company (Item 5 event dated December 31, 1999).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AMERICOM USA, INC.


Dated:  February 14, 2000                  By: /s/ TOM HOPFENSPERGER
                                                   -----------------------------
                                                   Tom Hopfensperger
                                                   President and Interim Chief
                                                   Financial Officer