Form 10QSB
period 2000-03-31
AMERICOM USA INC
filed 2000-05-15
CIK 1054824

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                  For the quarterly period ended March 31, 2000

         Pursuant to section 13 or 15 (d) of the Securities Exchange Act


                               Americom USA, Inc.
                     ---------------------------------------
                    (Exact Name as Specified in its Charter)


            Delaware                 0-023769                   52-2068322
         ----------------          ------------            --------------------
         (State or other           (Commission                (I.R.S. Employer
         jurisdiction of           File Number)            Identification No.)
         incorporation)


                          5900 Hollis Street, Suite R-1
                              Emeryville, CA 94608
                    ----------------------------------------
                    (Address of principal executive offices)


                                  888/542-6700
                          -----------------------------
                          Registrant's telephone number



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

Class:                                           Outstanding at May 8, 2000:
Class A Common Stock, $0.0001 par value          42,146,746 shares

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                  PAGE NO.

Item 1:  Financial Statements:

         Unaudited Condensed Consolidated Balance Sheets-
                March 31, 2000 and June 30, 1999                                                    3

         Unaudited Condensed  Consolidated  Statements of  Operations  Three and
                nine months ended March 31, 2000
                and March 31, 1999                                                                  4

         Unaudited Condensed  Consolidated  Statements of Cash  Flows-Three  and
                nine months ended March 31, 2000
                and March 31, 1999                                                                  5

         Notes to Unaudited Condensed Consolidated Financial Statement                            6-7


Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                     8-9

PART II.        OTHER INFORMATION

Item 5:         Other Information                                                                  10

Item 6:         Exhibits and Reports on Form 8-K                                                   11

                Signature                                                                          12


                       AmeriComUSA, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets



                                                                               March 31, 2000               June 30,1999
                                   ASSETS                                        unaudited
                                                                             -------------------         -------------------
Current Assets:
   Cash                                                                       $         514,181          $            5,497
   Accounts and other Receivables                                                     2,032,779                      87,749
   Other Current Assets                                                                 596,064                      10,338
                                                                             -------------------         -------------------
Total Current Assets                                                                  3,143,024                     103,584

Property and Equipment, Net                                                             726,013                     537,223

Other Assets
   Goodwill and Other Intangibles, Net                                                9,238,072                   3,817,752
                                                                             -------------------         -------------------
                                                                              $      13,107,109           $       4,458,559
                                                                             ===================         ===================


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Cash Over Draft                                                            $         108,270           $
   Short Term Debt                                                                      292,670                   1,124,096
   Accounts Payable                                                                   2,033,387                   1,522,420
   Accrued Liabilities                                                                1,057,759                     233,620
                                                                             -------------------         -------------------
Total Current Liabilities                                                             3,492,086                   2,880,136
Long-Term Debt                                                                        2,125,782                     200,000
                                                                             -------------------         -------------------
   Total Liabilities                                                                  5,617,868                   3,080,136

Refundable Common Stock:
   Common Stock; net                                                                         --                   2,534,064

Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value; Authorized 10,000,000 shares no shares issued or outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized                             4,207                       3,252
      42,066,465 and 32,519,284  shares issued and outstanding at
      March 31, 2000 and June 30, 1999, respectively
Additional Paid-In Capital                                                           25,414,555                   8,416,156
Accumulated Deficit                                                                 (17,929,521)                 (9,575,049)
                                                                             -------------------         -------------------
Total Stockholders' Equity (Deficit)                                                  7,489,241                  (1,155,641)
                                                                             -------------------         -------------------
                                                                             $       13,107,109          $        4,458,559
                                                                             ===================         ===================

      See accompanying notes to condensed consolidated financial statements

                       AmeriComUSA, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations


                                                     Three Months Ended                                            Nine Months Ended
                                                          March 31             March 31            March 31             March 31
                                                             2000                1999                2000                 1999
                                                     -------------------   -----------------   ------------------   ----------------

Revenues:                                            $          282,186     $         6,879     $        938,459     $       6,879
                                                     -------------------   -----------------   ------------------   ----------------
        Total Revenues                                          282,186               6,879              938,459             6,879
                                                     -------------------   -----------------   ------------------   ----------------


Costs and Expenses:
       Cost of sales--                                          320,345               8,119              697,174             8,119

       Selling, general and administrative                    3,228,723           1,146,043            7,172,951         1,750,189

       Amortization of Goodwill/other intangibles               703,550             107,378            1,363,988           107,378
                                                     -------------------   -----------------   ------------------   ----------------

Operating Loss                                               (3,970,432)         (1,254,661)          (8,295,654)       (1,858,807)

Interest Expense                                                (43,806)            (28,327)             (58,818)          (75,305)


       Loss before Income Taxes                              (4,014,238)         (1,282,988)          (8,354,472)       (1,934,112)
                                                     -------------------   -----------------   ------------------   ----------------
Net Loss                                             $       (4,014,238)   $     (1,282,988)   $      (8,354,472)   $   (1,934,112)
                                                     ===================   =================   ==================   ================

       Net loss per share--basic and diluted                      (0.10)              (0.04)               (0.22)            (0.07)
                                                     ===================   =================   ==================   ================

       Shares used in per share computations--               41,259,468          31,594,817           37,417,808        28,047,340
       basic and diluted
                                                     ===================   =================   ==================   ================


      See accompanying notes to condensed consolidated financial statements

                       AmeriComUSA, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows

                                                                                                          Nine Months Ended
                                                                                                    -----------------------------
                                                                                                     March 31          March 31
                                                                                                       2000              1999
                                                                                                   ------------      -------------
                      Cash Flows From Operating Activities
Net loss                                                                                            (8,354,472)       (1,934,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt                                                                                 977,508                 -
Depreciation and amortization                                                                        1,465,550           130,709
   Expense incurred on issuance of Common Stock for Services                                           125,482                 -
Changes in assets and liabilities:
Accounts and other receivables                                                                      (2,922,538)         (132,119)
Other current assets                                                                                  (585,726)          (20,610)
Accounts payable & Accrued liabilities                                                               1,982,536          (364,789)
                                                                                                   ------------      -------------
Net cash used in operating activities                                                               (7,311,660)       (2,320,921)
                                                                                                   ------------      -------------
                      Cash Flows From Investing Activities

Purchases of property and equipment                                                                   (726,013)         (384,598)
                                                                                                   ------------      -------------
Net cash used in operating activities                                                                 (726,013)         (384,598)
                                                                                                   ------------      -------------
                      Cash Flows From Financing Activities

Proceeds from sale of common stock                                                                   7,991,161         2,528,850
Proceeds from (repayment of) borrowings                                                                555,196           179,969
                                                                                                   ------------      -------------

Net cash provided by financing activities                                                            8,546,357         2,708,819
                                                                                                   ------------      -------------
Net increase in cash                                                                                   508,684             3,300
                                                                                                   ------------      -------------
Cash and cash equivalents at beginning of period                                                         5,497            28,767
                                                                                                   ------------      -------------
Cash and cash equivalents at end of period                                                             514,181            32,067
                                                                                                   ============      =============

Supplemental Information:

Issued 3,500,014 shares of Common Stock for Acquisition of digiCities                                7,000,028                 -
                                                                                                   ============      =============
Cash paid for Interest:                                                                                      -                 -
                                                                                                   ============      =============



See accompanying notes to condensed consolidated financial statements.

                       AmeriComUSA, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                              As of March 31, 2000



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

NOTE 2 - SUBSCRIPTION AGREEMENT

On July 29, 1999 the Company entered into a subscription agreement for the sale of 1,250,000 shares of the Company's common stock for total proceeds of $2,500,000. The Agreement provided for the sales price to be held in escrow, and conditioned release of the funds and completion of the sale upon the Company's stock being listed for trading on the NASD OTC Bulletin Board. The Agreement was extended on December 31, 1999. The conditional release of funds was waived and the final cash consideration was received on February 16, 2000.

On March 27, 2000 the Company entered into a subscription agreement for the sale of 100,000 shares of the Company's common stock for total proceeds of $500,000.

NOTE 3 - ACQUISITION OR DISPOSITION OF ASSETS

On January 1, 2000 AmeriComUSA, Inc. (`the Company') consummated an Amended Merger and Recapitalization Agreement and Plan of Reorganization with digiCities, Incorporated (`the Agreement'). The Agreement was initially entered into on August 2, 1999 but subsequently re-negotiated and amended. The Agreement was concluded pursuant to the Memorandum of Understanding reached with digiCities on July 2, 1999 and previously reported on Form 8-K. digiCities has subsequently ceased to exist as an independent entity and the Company's digiCities division now carries on its operations.

The Agreement provided for acquisition of all digiCities issued and outstanding common stock by the Company in exchange for 3,500,014 shares of AmeriComUSA's Class A common stock. Additionally, AmeriComUSA allocated options to purchase 1,500,000 shares of its Class A common stock to digiCities employees, pursuant to AmeriComUSA's Employee Stock Option Plan.

The purchase price has been computed using a $2.00 per share fair market value of the 3,500,014 AmeriComUSA, Inc. common stock shares to be issued to the digiCities, Inc. stockholders. The $2.00 value is based upon recent issuances of AmeriComUSA, Inc. common stock for cash pursuant to private placements.

The purchase price differential is computed as follows:

         Purchase price                              $7,000,028
         Accounts Receivable                         (1,105,021)
         Property and Equipment                        (130,304)
         Other Assets                                    (4,084)
         Current Liabilities                          1,204,152
                                                     -----------
         Purchase price differential                 $6,964,771

The goodwill will be amortized over a period of five years using the straight-line method.

Completion of the merger was contingent upon satisfaction of certain conditions detailed in the Agreement. These included the procurement of a Fairness Order and permit qualification for the merger from the California Department of Corporations.

The Agreement also provided for the increase of the Company's authorized capital stock to 120,000,000 shares of which 99,000,000 shares were designated as Class A Common Stock, 1,000,000 were designated as Class B Common Stock and 20,000,000 were designated as Preferred Stock. The shares of all three classes have a $0.0001 par value. The Class A Common Stock has all the rights, preferences and privileges granted to common stock under the General Delaware Corporations Law. The Class B Common Stock and Preferred Stock have such rights, preferences and privileges and will be issued in such numbers as the Company's Board of Directors may determine from time to time.

Concurrently, in the merger with digiCities, all the outstanding shares of the Company's Common Stock is converted and exchanged to shares of Class A Common Stock, $0.0001 par value on a one-for-one basis.

NOTE 4 - CONVERTIBLE PROMISSORY NOTE

On December 6, 1999 the Company executed a promissory note for One Million Dollars ($1,000,000), together with interest. Holder has the right at any time to convert the entire outstanding indebtedness thereunder in whole into fully paid shares of Class A Common Stock at $2.00 per share.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         In the three-month period ended March 31, 2000 the Company generated revenue of $282,186 from business operations. A net loss of $4,014,238 was realized. During the comparable three-month period of 1999, the Company had not yet commenced generating revenues and its Kiosk Software and digiCities subsidiaries were not acquired until February 1999 and January 2000, respectively; therefore, only a limited comparison with the prior period is possible. During the quarter ended March 31, 1999, the Company realized $6,879 in revenues and a net loss of $1,282,897.

         During the quarter ended March 31, 2000, the Company incurred substantial administrative expenses arising from the marketing of its Adcast advertising billboard service and costs incurred in the development of its new merger of digiCities, Inc. that was completed on January 1, 2000. Kiosk Software, Inc. also incurred continuing operational and administrative expenses associated with its pre-existing business.

         The Company does not differentiate research and development expenses from its other administrative expenses, since the Company as a whole has to date been oriented to the development of its AdCast and associated technologies.

         Comparing the nine-month period ended March 31, 2000 with the same period of 1999; revenues in 2000 were $938,459 compared to $6,879 in revenues realized in the nine month period ended March 31, 1999. A net loss of $8,354,472 was realized in the period ending March 31, 2000, compared with a smaller loss of $1,934,112 in the comparable period of 1999.

         During the nine months ended March 31, 2000 selling, general and administrative expenses totaled $7,172,951 reflecting much higher administrative costs associated with the development of the digiCities division, which was not a factor in the comparable nine months of fiscal 1999 when selling, general and administrative expenses totaled only $1,750,189.

         Future prospects for the Company's financial condition and results of operations will be dependent on the continued adoption and success of the AdCast advertising billboard service and successful roll-out of its digiCities products which commenced in January 2000. It is anticipated that AdCast will generate growing revenues during the last quarter of fiscal 2000. Similarly, revenues from the Company's Kiosk and digiCities related products are expected to grow in the remaining quarter of fiscal 2000.

         Future expenses will increase to reflect the operational rollout of Adcast, Kiosk and digiCities products and services while costs associated with technical enhancement of the service, sales channel and branding development are expected to accelerate.

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

On July 29, 1999 the Company entered into a subscription agreement for the sale of 1,250,000 shares of the Company's common stock for total proceeds of $2,500,000. The Agreement provided for the sales price to be held in escrow, and conditioned release of the funds and completion of the sale upon the Company's stock being listed for trading on the NASD OTC Bulletin Board. The Agreement was extended on December 31, 1999. The conditional release of funds was waived and the final cash consideration was received on February 16, 2000.

On March 27, 2000 the Company entered into a subscription agreement for the sale of 100,000 shares at $5.00 per share of the Company's common stock for total proceeds of $500,000.

         During the quarter ended March 31, 2000, the Company accepted subscriptions for 1,596,451 shares of common stock for a total consideration of $3,872,557 from non-U.S. persons and accredited investors pursuant to Regulations S and D of the Securities Act, respectively. This dollar amount includes the stock sale of 1,250,000 shares of the Company's common stock for total proceeds of $2,500,000.

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

         On October 28, 1999 the Company agreed to issue 400,000 shares of its common stock to Americom, Ltd. (a Turks and Caicos corporation) in substitution for its promissory note for $400,000. The Note was originally issued to Americom, Ltd. as part of the consideration for the re-acquisition by the Company of the My-Line technology, pursuant to an agreement dated March 11, 1999. As a consequence of the elimination of the $400,000 note liability, the Company only remains liable for payment of $50,000 pursuant to the re-purchase agreement. Payment of the remaining $50,000 was rescheduled for payment by January 26, 2000 by agreement between the parties. A payment of $20,000 was made on March 2, 2000. The balance remaining is $30,000.

                           PART II - OTHER INFORMATION
ITEM 1

Not applicable.

ITEM 2


During the three months ended March 31, 2000 the Company conducted the following securities transactions which were deemed exempt from registration under the 1933 Act:

Date of Sale                      Number of Shares               Consideration
------------                      ----------------               -------------
    1-00                                246,451                   $  872,557
    2-00                              1,250,000                   $2,500,000
    3-00                                100,000                   $  500,000

 A total  of  1,596,451  shares  of  Class A  Common  Stock  were  sold for cash
consideration   aggregating  $3,872,557  to  non-U.S.   persons  and  accredited
investors pursuant to Regulations S and D of the Securities Act, respectively. Proceeds were used for working capital.


ITEM 3

Not applicable.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Non submitted.

ITEM 5        OTHER INFORMATION

On April 4, 2000 Mr. Tom Hopfensperger assumed the role of Chief Executive Officer of the Company. Mr. Hopfensperger was formerly President of the Company and remains a Director of the Company. Mr. Robert M. Cezar, previously Chief Executive Officer, remains Chairman of the Board of Directors.

Simultaneously, Mr. Trone L. Miller has succeeded Mr. Hopfensperger as President and Chief Operating Officer. Mr. Miller was previously the Company's Vice President of Business Development.

Subsequent to the end of the quarter Mr. Christopher Thomas resigned from the Board because of conflicting personal commitments.

On  February  29,  2000 Mr.  Giacomo  Torrente  was  appointed  to the  Board of
Directors of the Company. Mr. Torrente serves as Chairman of the Corporate Advisory Committee of the Board of Directors.


ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

Form 8-K filed January 14, 2000 reporting the consummation of the merger of the Company and digiCities, Inc. (Item 2 event dated December 31, 1999) and the recapitalization of the Company (Item 5 event dated December 31, 1999).


Form  8-K  filed  April  14,  2000  announcing  the   appointments  of  Mr.  Tom
Hopfensperger as Chief Executive Officer and Trone Miller as President and Chief Operating Officer.

Form 8-K filed May 5, 2000 announcing the investment of $500,000 by D-Brain Capital Limited.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AMERICOM USA, INC.


Dated:  May 12, 2000                     By: /s/  TOM HOPFENSPERGER
                                                  ------------------------------
                                                  Tom Hopfensperger
                                                  Chief Executive Officer and
                                                  Interim Chief Financial
                                                  Officer