Form 10KSB
period 2000-06-30
AMERICOM USA INC
filed 2000-10-13
CIK 1054824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    (Mark One)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended June 30, 2000.

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ___________  to ____________.

                        Commission file number: 0-23769


                               AMERICOM USA, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                           52-2068322
   (State of other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

          825 Buckley Road, Suite B, San Luis Obispo, California 93401
              (Address of principal executive offices) (zip code)

                     Issuer's Telephone Number: 805/542-6705


Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended June 30, 2000, were $1,115,297.

As of August 31, 2000, the aggregate market value of the voting stock held by non-affiliates, computed using the issuer's book value of ($568,622) or ($.01) per share, was $0.

As of September 18, 2000, the number of shares of Common Stock outstanding was 42,696,746.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one): Yes _____   No  X  .
                                                                          -----

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Overview

         AmeriCom USA, Inc. ("AmeriCom", and together with its wholly owned subsidiaries, the "Company") is an emerging technology company focused on developing innovative systems to facilitate advertising and commerce over the Internet. The Company has recently decided to focus its resources primarily on a proprietary Internet messaging technology known and marketed under the name AdCast.

         The AdCast system is an integrated message delivery system which displays within a web browser non-scrollable messaging frames capable of providing a full spectrum of rich media content including streaming audio and video. The AdCast system can be used for a variety of purposes including:

                  o     Internet advertising;
                  o     B2B e-commerce;
                  o     Content delivery; and
                  o     Streaming media applications.

         The Company believes its immediate commercial opportunity for AdCast is in the Internet advertising industry. AmeriCom believes that AdCast, when used with TrueManagement(TM), the Company's advertising campaign management system, and when deployed on the Company's Direct and Interactive Network (the "DAI.Net Network"), a virtual Internet advertising network made up of small to medium-sized member websites, constitutes a unique Internet solution which provides enhanced services to companies that advertise or conduct business via the Internet.

         In addition to maintenance, enhancement and support of AdCast and the DAI.Net Network, the Company's technology group has an ongoing research and development mission to design and develop new technologies in keeping with its overall corporate mission. The Company has recently completed initial design and prototyping of a new programming and peer to peer networking technology called VOSX. In the coming months, the Company will examine the business case for VOSX and determine its viability as a commercial product.

Company Background

         AmeriCom was incorporated in Delaware in 1994 under the name AmeriCom USA, Inc. to market MyLine. MyLine is a telecommunication system developed under contract by RMC Diversified Associates International, Ltd. ("RMC"), a California company, with Americom Ltd., a Turks and Caicos corporation ("Americom Ltd.") unaffiliated with either AmeriCom or RMC. RMC was owned by Robert M. Cezar, Chairman of the Board of Directors of AmeriCom. In April 1996, Americom Ltd. sold the MyLine technology to Enhanced Service Providers LLC ("ESP"), a Massachusetts corporation. As part of the sale, AmeriCom released its international marketing rights to the MyLine technology to Americom Ltd. As consideration, AmeriCom received $540,000 in cash and 161,000 shares of ESP common stock, which shares were valued at $0 in AmeriCom's financial statements at the time of sale. The MyLine technology has subsequently been acquired by AmeriCom. (See "Company Acquisitions--MyLine Technology" below.) Following the release of the marketing rights to the MyLine technology, AmeriCom was inactive until July 1998, when it acquired, as a wholly-owned subsidiary, RMC, which had developed the AdCast and TrueManagement(TM) technologies.

Corporate Restructuring

         On December 4, 1998, AmeriCom merged with Chatsworth Acquisition Corporation ("Chatsworth"), a Delaware corporation and a public shell, with Chatsworth being the surviving corporation (the "Chatsworth Merger"). The Chatsworth Merger took the form of a share exchange in which all of the shares of AmeriCom were exchanged for 27,550,000 shares, or (91.8%), of the common stock of Chatsworth. The Chatsworth Merger was accounted for under the reverse take-over method of accounting. Thereafter, the name of Chatsworth was changed to AmeriCom USA, Inc.

         The primary objective of the Chatsworth Merger was to make AmeriCom a public corporation and have its shares listed on the National Association of Securities Dealers Over-The-Counter Bulletin Board system ("NASD OTCBB").
Subsequent to the Chatsworth Merger, application was made to the National Association of Securities Dealers, Inc. ("NASD") for AmeriCom's stock to be tradable on the NASD OTCBB. The NASD has not approved AmeriCom's application, primarily due to concerns related to an insufficient number of shares of common stock of Chatsworth being freely tradable prior to the merger with AmeriCom.

Company Acquisitions

         Kiosk Software, Inc. On January 24, 1999, AmeriCom entered into an Agreement and Plan of Reorganization with Kiosk Software, Inc., a California corporation, pursuant to which Kiosk Software, Inc. merged with and into Kiosk Acquisition Inc., a newly formed corporation wholly owned by AmeriCom. The merger was consummated on February 8, 1999, at which time Kiosk Acquisition Inc. changed its name to Kiosk Software, Inc. and Kiosk Software, Inc. became a wholly owned subsidiary of AmeriCom. In the merger, the outstanding shares of Kiosk Software, Inc. were exchanged for 1,000,000 shares of AmeriCom's common stock at an exchange ratio of one-for-one. The outstanding options to purchase shares of Kiosk Software, Inc. were exchanged for options to purchase the same number of shares of AmeriCom's common stock under AmeriCom's 1999 Stock Option Plan. Options to purchase 248,834 shares of AmeriCom's common stock at an exercise price of $0.35 per share, 132,245 shares at an exercise price of $1.15 per share, and 65,539 shares at an exercise price of $1.04 per share were granted to the former Kiosk Software, Inc. optionholders. In addition, AmeriCom advanced Kiosk Software, Inc. $629,950 to pay its outstanding liabilities. Lori
S. Fisher, the principal shareholder of Kiosk Software, Inc. prior to the merger, was appointed a director, president and chief operating officer of the post merger Kiosk Software, Inc. subsidiary.

         Kiosk Software, Inc. specializes in complete kiosk development services including custom cabinet design and multimedia software development for a wide variety of applications using its proprietary kiosk operating software. In June 2000, the Company completed the enhancement and extension of its current kiosk operating and remote management systems and is now evaluating alternatives for marketing the software.

         Jim and Jon Tech. On February 26, 1999, AmeriCom and its wholly-owned subsidiary, RMC, entered into an Agreement and Plan of Reorganization with Jim and Jon Tech, a California corporation ("J&J Tech"), to acquire J&J Tech and its assets, including the J-Engine Tool (see "Company Technologies" below). The agreement provided for the following consideration to be paid to the two shareholders of J&J Tech, Jon Iverson and Jim Heintz: (i) 200,000 shares of AmeriCom's common stock were divided pro rata between the two shareholders in accordance with their original shareholdings in J&J Tech; (ii) options to purchase 300,000 shares of AmeriCom's common stock were issued to each of the two shareholders at an exercise price of $2.00 per share; and (iii) $100,000 in cash was paid to each of the two shareholders. In addition, Jon Iverson was elected president of RMC and Jim Heintz was elected RMC's chief technological officer. RMC was subsequently liquidated in August 1999. The J-Engine Tool technology is currently utilized by the Company through DAI.Net, Inc.

         MyLine Technology. Effective March 11, 1999, AmeriCom entered into an agreement with Americom Ltd. pursuant to which AmeriCom acquired all right, title and interest to the MyLine technology from Americom Ltd. for an aggregate consideration of (i) $538,000 in cash payable over a two year term, (ii) 500,000 shares of AmeriCom's common stock, and (iii) re-conveyance to Americom Ltd. of all shares of ESP common stock owned by AmeriCom. The agreement was subsequently amended to provide for payment of $503,000 in cash and 517,500 shares of AmeriCom's common stock. The acquisition was completed on April 30, 1999. See "Company Technologies" below.

         Telespace, Ltd. On July 1, 1999, AmeriCom entered into a Merger Agreement and Plan of Reorganization with Telespace Ltd., a Delaware corporation ("Telespace"). The agreement provided that AmeriCom would merge into Telespace and the stockholders of the Company would exchange shares of AmeriCom's common stock for 99.3% of the shares of Telespace. In addition, the holders of options to purchase shares of AmeriCom would receive options to purchase the same number of Telespace shares. If fully exercised, AmeriCom optionholders would have been entitled to purchase, in the aggregate, approximately 24% of Telespace's outstanding common stock (on a fully diluted basis). It was the parties' intention that upon completion of the Telespace merger, all outstanding stock of AmeriCom would be tradable on the NASD OTCBB.

         The Telespace merger was conditioned on the occurrence of several events, including the receipt of a limited offering merger permit and a determination by the Department of Corporations of the State of California (the "DOC"), following a Fairness Hearing, making available the Section 3(a)(10) exemption under the Securities Act of 1933, as amended (the "Securities Act"), and permitting AmeriCom's common stock to be freely tradable. On July 23, 1999, an application for a limited offering merger permit and a request for a Fairness Hearing before the DOC was submitted. However, due to various concerns raised by the DOC relating to Telespace, the Telespace merger was terminated by mutual consent and the DOC application was voluntarily withdrawn by Telespace.

         DigiCities, Inc. On July 1, 1999, AmeriCom executed a Memorandum of Understanding with DigiCities, Inc., a California corporation ("DigiCities"), pursuant to which (i) AmeriCom would acquire all of DigiCities outstanding shares of common stock in exchange for 3,500,000 shares of AmeriCom's common stock; (ii) AmeriCom would allocate options to purchase 1,500,000 shares of AmeriCom's common stock to DigiCities employees; and (iii) Scott Carni would remain a director and president of DigiCities and Chad Lems would remain a director and vice president of DigiCities. The memorandum provided that the DigiCities merger would be completed one day prior to the effective date of the then proposed Telespace merger, but in any case no later than September 30, 1999. The parties executed a formal Agreement and Plan of Reorganization on August 2, 1999.

         However, in light of the termination of the Telespace merger, on September 27, 1999, AmeriCom and DigiCities entered into a new Merger Agreement, pursuant to which DigiCities merged with and into AmeriCom. The agreement provided for the following: (i) AmeriCom's Certificate of Incorporation was amended to change its authorized capital stock to 120,000,000 shares, of which 99,000,000 shares were designated as Class A common stock, $.0001 par value, 1,000,000 shares were designated as Class B common stock, $.0001 par value, and 20,000,000 shares were designated as preferred stock, $.0001 par value; (ii) each outstanding share of AmeriCom's common stock was converted and exchanged for one share of the new Class A common stock; (iii) all of the outstanding shares of common stock of DigiCities were converted into 3,500,000 shares of AmeriCom's Class A common stock; and (iv) options to purchase 1,500,000 shares of AmeriCom's Class A common stock were issued to DigiCities employees under AmeriCom's 1999 Stock Option Plan. AmeriCom's new Class A common stock has the same rights and status as AmeriCom's old common stock. The DigiCities merger was consummated on January 1, 2000.

         In connection with the DigiCities merger, AmeriCom received a limited offering merger permit following a Fairness Hearing with the DOC, permitting the free trading of all of the then issued and outstanding shares of AmeriCom's Class A common stock under federal securities laws.

         DigiCities specialized in the marketing and development of websites for small-to-medium sized businesses. DigiCities had commenced business in January 1999 by developing websites for business customers using a standardized layout and format, and maintaining those websites on its own web servers located in Santa Monica, California. As a result of the highly competitive nature of the industry and developments not foreseen by AmeriCom at the time of the DigiCities merger, the Company's revenues from website development and hosting services have been significantly lower than expected. For these reasons, and due as well to the Company's revision of its operating strategy to focus resources on the AdCast system, the Company decided to discontinue its DigiCities activities and to write down its DigiCities investment, resulting in a goodwill impairment of approximately $6 million. In connection with such reorganization, the Company was able to substantially reduce its workforce to 34 full-time employees and close its San Francisco and Los Angeles facilities, resulting in a significant reduction in expenses. As of June 30, 2000, DigiCities maintained approximately 24 websites and had no employees, and generated revenues of approximately $18,909 since the merger.

         Marketing Agreement for Russia with Nicola Savoretti. On September 22, 1999, AmeriCom entered into a Memorandum of Understanding with Nicola Savoretti (the "Savoretti MOU") providing for the appointment of Mr. Savoretti as exclusive licensee to market AmeriCom's products in Russia. The Savoretti MOU called for a term of 10 years with a renewal option for an additional 10-year term. In consideration, Mr. Savoretti paid the Company a licensing fee of
$100,000, and the Company granted Mr. Savoretti an option to purchase 20,000 shares of the Company's common stock at an exercise price of $2.00 per share, exercisable within one year. These options were never exercised and have since expired.

The Company's Operations

         The Company's operations currently are conducted through AmeriCom and an operating subsidiary, DAI.Net, Inc. ("DAI.Net"). The Company recently consolidated its operations, and the technologies, operations and employees of a second wholly owned subsidiary, Kiosk Software Inc., have been brought into AmeriCom. The Company is currently evaluating its plans for the K/OS suite of kiosk operating software, Kiosk Software, Inc.'s principal product.

         AmeriCom USA, Inc. Responsibility for the Company's research and development, engineering, quality assurance, corporate marketing, and administration is with the parent company AmeriCom. The technical operations of DAI.Net are managed by the AmeriCom technology group. Pursuant to an Internet Services and Co-Location Agreement with AboveNet Communications, Inc. ("AboveNet"), AmeriCom's server equipment is located at the facilities of AboveNet in San Jose, California and AboveNet provides AmeriCom with basic server maintenance and network provisioning.

         Efforts with respect to the further development, evaluation and implementation of the new programming and peer to peer networking technology VOSX, and the re-engineering and expansion of the MyLine remotely programmable personal communications system currently used by the Company and a small number of customers, are being carried out by the AmeriCom technology group under the leadership of Robert M. Cezar, the principal inventor of the technologies. This group is also engaged in development of new technologies for the purpose of enhancing and expanding the Company's principal Internet messaging capabilities.

         DAI.Net, Inc. Until recently a division of AmeriCom, DAI.Net was incorporated as a wholly owned subsidiary in September 2000. DAI.Net handles all operational tasks associated with the acquisition of websites and the sales and delivery of AdCast advertising to these sites, including the DAI Link Exchange program ("DAILinx") (formerly e-Billboard Exchange program) and the TrueManagement(TM) system. DAI.Net is organized into two divisions: Advertising Sales Division, which is responsible for advertising sales, and Network Operations Division, which is responsible for site acquisition and the delivery of advertising to the sites.

         AdCast advertisements are placed only on websites owned by persons who have entered into agreements to carry the AdCast message window ("DAI.Net Members") and participate in the DAI.Net Network. The Company is currently displaying in excess of 5 million ads per day through the DAI.Net Network. Of these, 74% are ads which promote products of advertisers and sponsors, and the balance are unpaid ads which cross-promote the DAI.Net Network pursuant to

DAILinx. The pricing structure for advertisers and sponsors is based on either the number of visitors to a site where the ad is being displayed or the number of responses to an ad by such visitors. Where pricing is based on the number of visitors, it is generally measured in terms of cost per thousand ads served, or "CPM." Pricing based on viewer response is typically measured in click through events, such as cost per click, or "CPC."

         In developing the DAI.Net Network, the Company initially concentrated on websites focused on targeted audiences. The Company has since broadened the type of websites on which it places AdCast advertising and, as of June 30, 2000, had grown the DAI.Net Network to include over 1,100 websites with approximately
6.7 million unique visitors per month as reported by the Company's TrueManagement(TM) system. DAI.Net Members receive a fee based on the number of visitors to their website and/or advertising credits which may be used to promote their websites on the DAI.Net Network.

         The Company receives revenue from (i) sale of advertising space on the DAI.Net Network and (ii) commissions from sales of merchandise from ads displayed. The Company realized approximately $761,537 in Internet advertising revenues in the fiscal year ended June 30, 2000.

Company Technologies

         AdCast Technology. AdCast is a proprietary message delivery system which displays, within a web browser, non-scrollable message frames. The AdCast frameset occupies the bottom 10% of the viewer's screen. The AdCast message window remains visible on the screen as the user navigates the website, both within a page and from page to page, providing timed exposure to a targeted series of 30-120 second messages containing a full spectrum of rich media including streaming audio and video. The AdCast system facilitates four distinct categories of Internet messaging, including (i) Internet advertising, (ii) B2B e-commerce, (iii) content delivery, and (iv) streaming media applications. The Company believes its immediate commercial opportunity for AdCast is in the Internet advertising industry.

         AdCast advertisements are placed only on websites of DAI.Net Members. In addition, if a viewer transfers to a non-member website via a link displayed on any DAI.Net Member's website, the advertisement will carry over to the new website. The Company compensates DAI.Net Members for placing the AdCast message window on their websites, and the Company sells the space to advertisers and sponsors. The pricing structure for DAI.Net advertising is either CPM or CPC based. Similar to television, AdCast ads can vary in length and can be viewed as long as the viewer is "tuned in" to the same "channel" (website). However, unlike television AdCast ads play only when the viewer or web surfer stays on the DAI.Net Network.

         Internet advertisers currently rely heavily on banner ads which have well-publicized performance problems, some of which are listed below:

                  o Banners scroll off the screen and disappear as the viewer moves down the web page below the fold.

                  o Banners are tied to the web page and therefore disappear as the viewer navigates the site from page to page--often before they have had a chance to deliver their message.

                  o Banner ad-servers charge the advertiser when the ad is pulled from the server whether or not the viewer has actually seen the ad.

                  o As a creative format, banners offer limited space and lack the flexibility to deliver a complete commercial message.

                  o Banners that attempt to deliver rich media, i.e., sophisticated animation, audio, or video content, bog down websites and require cost-prohibitive network support to serve them on conventional ad-serving architecture.

         Unlike conventional banners which are typically embedded within the web page, the AdCast message window sits on top of the viewer's web browser, and therefore remains visible as long as the viewer remains on the member website, regardless of the viewer's page scrolling or site navigation activities.

         TrueManagement(TM). TrueManagement(TM) provides a series of management tools that enable users of the AdCast system to manage accounts, control advertising campaign and view usage reports.

         Some of the features of the TrueManagement(TM) system are:

                  o TrueManagement(TM) controls the number of exposures for each ad per day and the number of times a given ad is viewed by unique visitors. This helps create an evenly distributed campaign by allowing the campaign manager to control the number of times an ad is displayed.

                  o     TrueManagement(TM)   controls  the  sequencing  of  ads.
                        Although it is not possible to control the playlist by exact sequencing, ads can be placed in priority levels.

                  o TrueManagement(TM) controls the distribution of ads. An ad can be targeted to a specific site or page within that site.

                  o TrueManagement(TM) lets administrators control ad performance. Ad information can be changed at any time. Ads that perform poorly can be replaced or turned off, and campaigns can be recalculated.

         TrueManagement(TM) also provides various audience measurements such as the number of click-throughs, the number of times an advertisement is viewed and the duration on a website. This data is provided to both advertisers and DAI.Net Members, enabling them to make adjustments to their advertisements or websites, respectively, to increase effectiveness by providing them with:

                  o reliable audience measurement and historical data for analysis and review;

                  o easy on-line access to the information generated by DAI.Net Members and advertisers; and

                  o real-time visitor information, including information concerning the total number of new visitors, daily visitors, cumulative repeat visitors and cumulative total visitors.

         VOSX. The Company has recently completed initial design and prototyping of a new programming and peer to peer networking technology called VOSX. The Company believes VOSX will be a major advance in computer technology that allows individuals with little or no computer programming background--educators, artists and entertainers, business owners or anyone with knowledge to share--to create comprehensive computer applications. Initially invented and prototyped by Robert M. Cezar, VOSX was conceived as a new operating layer to run on top of Windows, Linux, Palm-OS or any other operating system and execute a new generation of simple, yet powerful computer directives through which people without extensive computer training would be able to write their own applications. The Company intends to file patent applications for VOSX and preliminary documentation is being prepared for use in the patent application process. In the meantime, the Company is relying on trade secret protection to protect its proprietary interest in the product.

         Kiosk Software Technology. Kiosk Operating Suite ("K/OS"). K/OS is a fully developed kiosk developer tool kit which includes remote management, usage and event logging, read/write access for standard Open Database Connectivity (ODBC/JDBC) databases and program interfaces to common peripherals. K/OS enables software programmers to easily create interactive business solutions, maintain hardware and remotely manage public access kiosks. The system is designed to be steadfastly reliable and easy to customize. K/OS can deliver any interactive, multimedia content that can be viewed or played using Microsoft Internet Explorer. The product provides system flexibility through its Java and ActiveX interfaces.

         TerraVista(TM), a significant component of K/OS, is an extension of Microsoft's Internet Explorer and controls public access on the Internet by serving as a programmable gateway to selected Internet sites. TerraVista(TM) gives the system administrator the tools to focus a user's attention on those portions of the Internet that have been pre-selected and approved. TerraVista(TM) constrains the hardware to prevent the user from circumventing the system. TerraVista(TM) is a fail-safe solution, ideal for use in academic environments, libraries, correctional facilities, corporate visitor centers and other public areas.

         J-Engine Technology. Pursuant to the reorganization agreement with J&J Tech, the Company acquired the J-Engine Tool to extend the Company's networking services. The J-Engine Tool is a portable, scalable, modular approach to building and managing websites. The J-Engine Tool provides Internet Service Providers ("ISPs") with the ability to sell turnkey systems such as content management and e-commerce to an unlimited number of users with unlimited customization. The J-Engine Tool can be used to target both business-to-consumer and business-to-business clients. This is achieved with the implementation of a powerful layout function that allows customization, via on-line interface, all the way from final web page design down to the look of the program interface layouts themselves. The J-Engine Tool also allows the website manager to control access to the management system developed for their website through specified password protection.

         Fields can be added or deleted at will because the J-Engine Tool technology is based on an object database. Java Servlets allow the program to be implemented in virtually any environment and as a result, the J-Engine Tool's modular architecture makes it easy to add new functionality as needed. This could allow for example, a web polling or statistics module to be added to help a user create a more compelling website. This means that not only will the program meet today's e-commerce needs, it can be fashioned into any number of new uses, virtually without limit.

         The layout section allows for virtually unlimited control over commerce page layouts, text and graphics, checkout screens, product layouts and even the layout of the program and editor itself. This includes complete access to database variables and programming constructs such as "if", "while", and others. Complete control of all HTML elements is also possible.

         Components of this technology have been integrated into the Company's core technologies.

         MyLine. MyLine is a programmable personal telecommunication system which enables users to be reached at any telephone by means of a single telephone number. The associated InstAccount product is a real time communication accounting and management tool. The Company is considering plans to re-engineer the MyLine technology to exploit the cost savings offered by Internet Protocol Telephony and thus create a price and service competitive product.

Marketing

         The Company has determined that for the immediate future the most effective way to market the AdCast system is through DAI.Net. Successful network development and Internet advertising sales are synergistically related. That is, to attract websites to the DAI.Net Network, the Company must be able to fill a substantial portion of their inventory with paid advertising. Likewise, advertising sales will depend on the number and quality of unique viewers these websites represent.

         The Company has hired marchFIRST, the world's largest interactive advertising agency, as an outsourced marketing group to assist in strategy development for growing DAI.Net and effectively marketing the network to advertisers. The marketing campaign will be geared to optimize the synergistic relationship between network development and advertising sales.

Advertising Sales

         On February 7, 2000, AmeriCom entered into a representation agreement with Interep Interactive, Inc. ("Interep") for the sale of advertising for the DAI.Net Network. Interep is the Internet ad selling arm of Interep, Inc., a major radio advertising firm with offices throughout the U.S. This agreement will expire on November 7, 2000. The Company and Interep are currently negotiating a new agreement.

Research and Development

         The Company has begun development of additional technologies. There is no assurance that such technologies will ever become viable products or that the Company will be able to market such products. In fiscal year ended June 30, 2000, the Company spent approximately $1,832,143 on research and development activities as compared to approximately $168,510 in the prior year.

         In August 1998, AmeriCom entered into a joint-development agreement with Systeam SpA, an Italian company engaged in information technology, consulting, software development and software support ("Systeam"). Under the terms of the agreement, Systeam contracted to provide ongoing development of and support for AmeriCom's technologies. In consideration, AmeriCom agreed to pay an annual royalty equal to 8% of the worldwide revenues of AmeriCom for a period of 10 years, renewable for successive 10 year terms, provided that Systeam continued to develop, implement, support and upgrade the technology during such periods. AmeriCom has terminated this agreement with Systeam. A new agreement is currently being negotiated.

         In addition to maintenance, enhancement and support of AdCast and the DAI.Net Network, the Company's technology group has an ongoing research and development mission to design and develop new technologies consistent with the overall corporate mission. The Company has recently completed initial design and prototyping of a new programming and peer to peer networking technology called VOSX. In the coming months, the Company will examine the business case for VOSX and determine its viability as a commercial product.

Proprietary Rights

         Three U.S. patents and one international patent have been filed for the AdCast technology. Two of the Company's three claims have been awarded "first action allowance" and the third claim is pending. Following is a summary of each patent and its primary claims:

                  o The simultaneous launch of a non-scrollable advertising frame (message window) in conjunction with a website, and the delivery of timed display, rich media ad content from a centralized system--first action allowance awarded and U.S. patent (No. 6,128,651) issued effective October 3, 2000;

                  o The use of the browser to host the list of advertisements to be shown and to compute the processing logic to determine and retrieve the next ad--first action allowance awarded; and

                  o The ability to control, centrally, the frequency and target demographics of an advertisement based on ad play information computed and relayed by the browser--patent pending.

         There can be no assurance that the Company's awarded and pending patent applications will afford protection against a competitor, or that any patents issued to the Company could not be challenged, invalidated or circumvented by others. Further, since patent applications in the

United States are maintained in secrecy until patents issue, the Company cannot be certain that others have not filed patent applications directed toward inventions covered by its remaining pending patent application or that it was the first to file the claims covered by that patent. There also can be no assurance that the Company's technologies will not infringe patents or proprietary rights of others or that licenses that might be required for the Company's processes or products would be available on reasonable terms. The extent to which the Company may be required to obtain licenses under other proprietary rights, and the cost and the availability of such licenses are unknown.

         The Company also makes use of its trade secrets or "know-how" developed in the course of its research and development. To the extent that the Company relies upon trade secrets, un-patented know-how and the development of improvements in establishing and maintaining a competitive advantage in the market for the Company's products, there can be no assurance that such proprietary technology will remain a trade secret or that others will not develop substantially equivalent or superior technology to compete with the Company's products.

         The Company intends to file patent applications for VOSX and preliminary documentation is being prepared for use in the patent application process. In the meantime, the Company is relying on trade secret protection to protect its proprietary interest in the product.

Competition

         The Company faces competition from numerous companies, some of which are more established, have greater market recognition, and have greater financial and marketing resources than the Company. The Company's services compete on the basis of certain factors, including a variety of viewer demographics, price, duration of exposure of each advertisement, and the number of visual impact of each advertisement. The market for the Company's services is competitive, subject to rapid change and evolution as the Internet grows and matures.

         The Company's competitors include Doubleclick, Inc., 24/7 Media, Inc. and Flycast, Inc., as well as other traditional banner advertising networks and portals. More general competition for advertising revenues also comes from conventional, non-internet advertising media such as television and radio.

Employees

         As of September 30, 2000, the Company and its subsidiaries had a total of 34 employees. This number includes 22 technicians/engineers and support personnel, 7 marketing personnel and 5 administrative/management personnel.

Recent Developments Subsequent To Year End

         On July 25, 2000, the Company and certain co-founders (including Lorne Cezar, Robert M. Cezar, Helen E. Cooper, Winston Lee, David H. Loomis, Craig D. Machado and Jayson Schwartz) entered into the Agreement to Terminate Stock Options and Warrants whereby such stockholders agreed to surrender all of their options to purchase 6,015,000 shares of the Company's Class A common stock and warrants to purchase 800,000 shares of the Company's Class A common stock.

         On August 3, 2000, AmeriCom executed and delivered a promissory note in favor of Sterling National Bank (the "Bank") evidencing a loan in the aggregate principal amount of $1,000,000 (the "Note"). The Note will mature on November 1, 2000 and will bear interest, payable monthly, at a rate of 1% above the Bank's base loan rate on the principal amount of the Note. As collateral for the Note, the Company entered into a General Loan and Security Agreement, dated August 3, 2000 (the "Bank Security Agreement"), between the Company and the Bank, pursuant to which the Company granted to the Bank a first priority security interest in and lien on substantially all of the assets of the Company. As further security for the Note, and at the request of the Company and the Bank, Giacomo Torrente, a director of the Company, entered into a guaranty in favor of the Bank, pursuant to which Mr. Torrente (i) guaranteed the obligations of the Company under the Note and the Bank Security Agreement and (ii) deposited with the Bank the sum of $1,000,000 (the "Deposit"). In consideration for Mr. Torrente making the Deposit and entering into the guaranty, the Company and Kiosk Software, Inc., a subsidiary of the Company, entered into a security agreement in favor of Mr. Torrente, as secured party, dated as of August 3, 2000 (the "Torrente Security Agreement"), pursuant to which the Company and Kiosk Software, Inc. granted to Mr. Torrente a second priority security interest in and lien on substantially all of the assets of the Company and Kiosk Software, Inc. On September 15, 2000, the principal amount of the Note was increased to $1,660,000. In connection with that increase, Mr. Torrente deposited an additional $660,000 with the Bank and the Torrente Security Agreement was amended to reflect this increase.

         In September 2000, certain officers and employees (including Thomas J. Hopfensperger, James Heintz, Trone L. Miller, Lori S. Fisher and Gary Hogue) agreed to surrender options to acquire an aggregate of 2,350,000 shares of the Company's Class A common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

         AmeriCom's principal executive offices are located at 825 Buckley Road, Suite B, San Luis Obispo, California 93401, where it leases an aggregate of approximately 5,000 square feet of space. Accounting and administration, sales and marketing and DAI.Net management are located in the San Luis Obispo space. The lease for this space commenced on January 1, 2000 and terminated on September 30, 2000. AmeriCom currently occupies this space on a month-to-month basis with a monthly rent payment of $6,000.

         AmeriCom's technology offices are located at 124 South Halcyon Road, Arroyo Grande, California 93420, where it leases an aggregate of approximately 3,500 square feet of space. The lease is a month-to-month lease with rent payments of $2,600 per month.

         As a result of the DigiCities merger, AmeriCom also leases approximately 6,224 square feet of space at 5855 Green Valley Circle, Culver City, California 90230. The lease for this space commenced on August 12, 1999 and terminates on August 11, 2003 with a monthly lease payment of $8,860.2. AmeriCom currently is negotiating with the landlord for an early termination or assignment of this lease.

         AmeriCom also leases approximately 1,431 square feet of space at 1901 South Bascom Avenue, Campbell, California 95008. The lease for this space commenced on May 1, 1999 and terminates of April 30, 2002 with a monthly lease payment of $4,293. AmeriCom sublets this space together with certain AmeriCom computer equipment and other furnishings, to Systeam on a month-to-month basis with a monthly lease payment of approximately $5,000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the period covered by this report.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         AmeriCom's Class A common stock is not currently listed for trading on any stock exchange. On December 23, 1998, following the Chatsworth merger, AmeriCom applied to the NASD for quotation of AmeriCom's common stock on the NASD OTCBB. The NASD granted AmeriCom the trading symbol "AMUS" on January 30, 1999, but has not yet cleared AmeriCom's common stock for trading.

         As  of  September  18,  2000,   the  Company  had   approximately   385
shareholders.

         The Company has not paid or declared any dividends on its common stock and it does not anticipate paying dividends on its common stock in the foreseeable future.

Recent Sale of Unregistered Securities

         In July 1999, AmeriCom issued an aggregate of 131,373 shares of its common stock in connection with the conversion of three convertible promissory notes it issued during 1999 having an aggregate principal amount of $260,000. Those shares were issued at a conversion price of $2.00 per share and included 1,371 shares for accrued interest. The shares were issued pursuant to Section 4(2) of the Securities Act, as a transaction by an issuer not involving any public offering.

         On July 29, 1999, AmeriCom entered into a subscription agreement with a foreign investor providing for the sale of 1,250,000 shares of its common stock. The shares were sold at an offering price of $2.00 per share, with net proceeds to AmeriCom of $2,500,000. The agreement provided for the proceeds to be held in escrow, and conditioned release of the funds and completion of the sale upon AmeriCom's stock being listed for trading on the NASD OTCBB. The condition to the release of the funds was subsequently waived and the final cash consideration was received by AmeriCom on February 16, 2000. The issuance was made pursuant to Regulation S promulgated under the Securities Act.

         During the three months ended September 30, 1999, AmeriCom issued (i) an aggregate of 523,996 shares of its common stock to non-U.S. persons pursuant to Regulation S promulgated under the Securities Act, at offering prices ranging from $1.50 to $2.00 per share, with net proceeds to AmeriCom of $786,773; (ii) an aggregate of 433,062 shares of its common stock in connection with the conversion of two promissory notes having an aggregate outstanding principal amount of $473,913; and (iii) an aggregate of 101,000 shares of its common stock for various legal and contracting services valued at $202,000.

         During the three months ended December 31, 1999, AmeriCom issued (i) an aggregate of 1,191,045 shares of its Class A common stock to non-U.S. persons and accredited investors pursuant to Regulations S and D promulgated under the Securities Act, at offering prices ranging from $2.00 to $4.00 per share, with net proceeds to AmeriCom of $2,279,278; and (ii) an aggregate of 60,000 shares of its common stock to various contractors and services suppliers for services valued at $120,000.

         On March 27, 2000, AmeriCom completed the sale of 100,000 shares of its Class A common stock to an investment fund managed by D-Brain Capital Ltd. of Tokyo, Japan, at an offering price of $5.00 per share, with net proceeds to AmeriCom of $500,000. The shares were issued pursuant to Regulation S promulgated under the Securities Act.

         On May 18, 2000, AmeriCom completed the sale of 550,000 shares of its Class A common stock to Megaweb Trading Ltd., a private financial company, of which 520,000 shares are beneficially owned by Mr. Giacomo Torrente, a director of AmeriCom, at an offering price of $5.00 per share. AmeriCom received net proceeds of $2,750,000. The shares were issued pursuant to Regulation S promulgated under the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

         Having completed the proof of concept phase of its AdCast technology development, and having grown the DAI.Net Network to reach approximately 6.7 million unique viewers per month, as reported by the TrueManagement(TM) system, the Company believes that it is now poised to aggressively market the DAI.Net Network to Internet advertisers as a next-generation alternative to major websites. DAI.Net's unique selling proposition will be based on giving advertisers and their creative talent the time and space to deliver a more effective commercial message than is currently possible using conventionally served banners. In developing its marketing plan for the DAI.Net Network, the Company has consulted with a major Internet advertising agency and two leading interactive advertising sales representative firms.

         The Company believes that in order to succeed, DAI.Net must promulgate the culture of an advertising network -- a media company -- a culture substantially different from that of a technology company. The Company has therefore established DAI.Net, as a wholly owned subsidiary with a separate Board of Directors and a focus all its own. The Company's current strategy for DAI.Net is to: (i) continue enhancement of its existing AdCast and networking technologies; (ii) aggressively expand the DAI.Net Network; and (iii) market the DAI.Net Network to advertisers based on its documented superior click-through performance and unique ability to serve rich media ads without disrupting website performance. With DAI.Net focused on the Internet advertising business, AmeriCom will continue with existing and new technology development as well as technical support of DAI.Net.

         Based on the experience of the past 12 months of beta testing and market exploration, The Company believes this strategy is the most direct path to value for the AdCast technology. The Company anticipates revenue growth in the fiscal year ending June 30, 2001; no earnings are anticipated. The Company plans to finance continuing operating losses by means of debt and equity securities offerings.

Management's Discussion and Analysis of Financial Condition and Results of Operations

         Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

         In the fiscal year ended June 30, 2000 ("fiscal 2000"), the Company recognized revenues of $1,023,297 from business operations as compared with $143,591 for the fiscal year ended June 30, 1999 ("fiscal 1999"). The increase in revenue in fiscal 2000 was largely attributable to the Company's increased efforts at selling advertising on the DAI.Net Newwork, with advertising revenue coming to $761,537 as compared to virtually no advertising sales revenue in fiscal 1999. The Company's cost of sales increased to $1,010,980 in fiscal 2000 from $121,873 in fiscal 1999, leaving a gross profit for fiscal 2000 of $12,317 as compared to $21,718 for fiscal 1999.

         In fiscal 2000, the Company had total operating expenses of $19,213,029 resulting in a loss from operations of $19,200,712, as compared with total operating expenses of $7,620,819 and a loss from operations of $7,599,101 in fiscal 1999. The increase in operating expenses in fiscal 2000 was due primarily to an increase in payroll costs from $1,612,659 in fiscal 1999 to $5,551,018 in fiscal 2000, an increase in amortization expense from $353,206 in fiscal 1999 to $2,037,537 in fiscal 2000, an increase in other general and administrative expenses from $977,979 in fiscal 1999 to $3,513,449 in fiscal 2000, and a one time charge of $5,970,848 for goodwill impairment in connection with the shutting down of DigiCities in fiscal 2000 as compared to no goodwill impairment in fiscal 1999.

         The Company's net loss for fiscal 2000 was $19,769,002 or $0.51 per share as compared to $7,700,999 or $0.26 per share for fiscal 1999. Included in the net loss for fiscal 2000 was an extraordinary loss on the extinguishment of debt of $347,408 as opposed to an extraordinary gain on the extinguishment of debt for the previous year of $5,000.

         Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998

         In fiscal 1999 the Company recognized revenues of $143,591 as compared with no revenues for the fiscal year ended June 30, 1998 ("fiscal 1998") during which period the AdCast delivery system was being re-engineered to ensure its ability to accommodate a large volume of advertising transactions. The Company began beta testing of AdCast in February 1999.

         Operating expenses increased substantially from $237,698 in fiscal 1998 to $7,620,819 in fiscal 1999 as the Company prepared the launch of AdCast, resulting in a loss from operations that increased from $237,698 in fiscal 1998 to $7,599,101 in fiscal 1999. The increase in operating expenses in fiscal 1999 reflected primarily an increase in payroll costs from $163,289 in fiscal 1998 to $1,612,659 in fiscal 1999, an increase in contract services from $0 in fiscal 1998 to $717,623 in fiscal 1999, an increase in consulting expense from $2,000 in 1998 to $3,417,418 in fiscal 1999, an increase in legal fees from $28,100 in fiscal 1998 to $487,310 in fiscal 1999, and an increase in other general and administrative costs from $39,116 in fiscal 1998 to $977,979 in fiscal 1999.

         The Company's net loss for fiscal 1999 was $7,700,999 or $0.26 per share as compared to $272,569 or $0.01 per share for fiscal 1998.

         The following table provides a summary of selected financial data from the Company's statement of operations:

                    (in US$ thousands, except per share data)

                                           Fiscal Year Ended     Fiscal Year Ended    Fiscal Year Ended
                                             June 30, 2000         June 30, 1999        June 30, 1998
                                             -------------         -------------        -------------
Revenues                                     $  1,023,297            $  143,591         $          0

Income (loss) from operations                 (19,200,712)           (7,599,101)            (272,569)

Income (loss) per share                             (0.51)                (0.26)               (0.01)

Total Assets                                    4,354,429             4,458,559               51,586

Long term debt, less current portion                    0               200,000                    0

Stockholder equity (deficiency)                  (568,622)           (1,155,641)          (1,726,543)


Liquidity and Capital Resources

         The Company's operations in future periods will be dependent upon the availability of adequate liquid funds for continuing technology development, capital expenditures and its ability to meet income deficits associated with the operational roll-out of DAI.Net and its associated advertising services. In order to meet its need for sufficient liquid funds, the Company has made the following arrangements.

         On January 29, 1999, the Company completed an offering of 2,350,000 shares of its common stock for an aggregate sales price of $3,687,500 to investors located outside the United States through Asia Pacific Finance Group Ltd., a British Virgin Island Corporation, pursuant to Regulation S of the Securities Act. An additional 1,350,000 shares were sold to non-U.S. residents prior to the formal Regulation S offering, at a total price of $485,000. Of the combined total number of shares sold to non-U.S. residents, subscriptions for 300,000 shares were subsequently canceled because of the delay in arranging for the Company's stock to be traded on the NASD OTCBB. Consequently, as of June 30, 1999, the final Regulation S offering included 2,050,000 shares sold for $2,948,064 (after costs). Subsequent to June 30, 2000, an additional

72,000 shares (aggregating $129,600 after costs) previously sold in the Regulation S offering were canceled. As a result of these cancellations, the net amount raised by the Regulation S offering, after costs, was $2,818,464.

         On February 12, 1999, the Company's Board of Directors authorized issuance of up to $5,000,000 of Convertible Subordinated Promissory Notes for the purpose of raising liquid funds for working capital. These notes, payable in full two years after issue, with annual interest of 6%, bear the right to convert to shares of the Company's common stock at a conversion price of $2.00 per share. To date, $1,323,500 has been invested by way of purchases of these promissory notes by individuals who qualify as accredited investors. As of June 30, 1999, notes totaling $1,187,422, including accrued interest, had been converted into 593,711 shares of common stock. As of September 23, 1999, all the notes issued had been converted to common stock. The sale and conversion of these Notes was made pursuant to exemption provided by Section 4(2) and 4(6) of the Securities Act.

         During the fiscal year ending June 30, 1999, the Company sold a total of 213,680 shares of common stock to other accredited investors for aggregate consideration of $88,417, at an average price of $0.41 per share.

         On July 29, 1999, the Company entered into a subscription agreement with Giacomo Torrente, an accredited investor. The agreement provided for the sale of 1,250,000 shares of the Company's common stock for a total price of $2,500,000. The agreement provided for the sale price to be held in escrow, and conditioned release of the funds and completion of the sale on the Company's stock being listed for trading on the NASD OTCBB. The condition to the release of the funds was subsequently waived and the final cash consideration was received by AmeriCom on February 16, 2000. The issuance was made pursuant to Regulation S promulgated under the Securities Act.

         On March 27, 2000, the Company completed the sale of 100,000 shares of its Class A common stock to an investment fund managed by D-Brain Capital Ltd. of Tokyo, Japan. The total consideration for the placement, which was subject to Regulation S of the Securities Act, was $500,000, or $5.00 per share.

         On May 18, 2000, the Company completed the sale of 550,000 shares of its Class A common stock to Megaweb Trading Ltd., a private financial company, of which 520,000 shares are beneficially owned by Mr. Giacomo Torrente, a director of AmeriCom. The aggregate consideration for the new issue was $2,750,000, or $5.00 per share. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act pursuant to Regulation S promulgated under the Securities Act.

         On August 3, 2000, the Company executed and delivered a promissory note in favor of Sterling National Bank (the "Bank") evidencing a loan in the aggregate principal amount of $1,000,000 (the "Note"). The Note will mature on November 1, 2000 and will bear interest, payable monthly, at a rate of 1% above the Bank's base loan rate on the principal amount of the Note. As collateral for the Note, the Company entered into a General Loan and Security Agreement, dated August 3, 2000 (the "Bank Security Agreement"), between the Company and the Bank, pursuant to which the Company granted to the Bank a first priority security interest in and lien on substantially all of the assets of the Company. As further security for the Note, and at the request of the Company and the Bank, Giacomo Torrente, a director of the Company, entered into a guaranty in favor of the Bank, pursuant to which Mr. Torrente (i) guaranteed the obligations of the Company under the Note and the Bank Security Agreement and (ii) deposited with the Bank the sum of $1,000,000 (the "Deposit"). In consideration for Mr. Torrente making the Deposit and entering into the guaranty, the Company and Kiosk Software, Inc., a subsidiary of the Company, entered into a security agreement in favor of Mr. Torrente, as secured party, dated as of August 3, 2000 (the "Torrente Security Agreement"), pursuant to which the Company and Kiosk Software, Inc. granted to Mr. Torrente a second priority security interest in and lien on substantially all of the assets of the Company and Kiosk Software, Inc. On September 15, 2000, the principal amount of the Note was increased to $1,660,000. In connection with that increase, Mr. Torrente deposited an additional $660,000 with the Bank and the Torrente Security Agreement was amended to reflect this increase.

         The Company considers that existing commitments and indications of intent for equity and debt financing will be adequate to meet the Company's operational funding requirements for the next 12 months. The Company cannot guarantee, however, that those sources of funding will be realized, or that internally generated funds will be developed sufficiently quickly to meet the Company's needs if externally generated funds are exhausted. The Company continues to incur liability for payment of goods and services supplied to the Company which are not met in full within normal credit terms, and is thus reliant on the continued goodwill and confidence of those vendors.

         Through June 30, 2000, the Company has funded its operations primarily through private placements of its securities. As of June 30, 2000, June 30, 1999 and June 30, 1998, the Company's working capital deficit was $4,105,781, $2,776,554 and $1,741,377, respectively. Proceeds from private placements were used for working capital.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

         AmeriCom has incurred significant losses historically and may likely incur future losses.

         AmeriCom may not become profitable or significantly increase its revenue. AmeriCom incurred a net loss of $272,569 and recorded no revenues for the year ended June 30, 1998, a net loss of $7,700,999 with revenues of $143,591 in the year ended June 30, 1999, and a net loss of $19,769,002 with revenues of $1,023,297 in the year ended June 30, 2000.

         If use of the Internet and other communications networks based on Internet protocols does not continue to grow, demand for AmeriCom's products may not increase.

         Increased demand for products depends in large part on the continued growth of the Internet and Internet protocol-based networks and the widespread acceptance and use of these mediums for electronic commerce and communications. Because electronic commerce and communications over these networks are evolving, it is impossible to predict the size of the market and its sustainable growth rate. A number of factors may affect market size and growth rate. These factors include the following:

                  o The demand for electronic commerce and communications may not increase, or may increase more slowly than expected.

                  o The Internet infrastructure and communications services to support electronic commerce may not be able to continue to support the demands placed on them by continued growth.

                  o The growth and reliability of electronic commerce and communications could be harmed by delays in development or adoption of new standards and protocols to handle increased levels of activity or by increased governmental regulation.

         If AmeriCom does not respond to rapid technological changes, its products and service offerings could become obsolete.

         The markets served are characterized by rapidly changing technology, emerging industry standards and frequent introduction of new products. The introduction of products embodying new technologies and the emergence of new industry standards may render products obsolete or less marketable. The process of developing products and services is extremely complex and requires significant, continuing development efforts. If AmeriCom fails to modify existing products and develop new products that are responsive to changing technology and standards and meet customer needs in a timely and cost effective manner, business could be adversely affected.

         If AmeriCom fails to establish and maintain strategic relationships, its ability to develop and market products could be adversely affected.

         The loss of any of existing strategic relationships, or the inability to create new strategic relationships in the future, could adversely affect AmeriCom's ability to develop and market products. AmeriCom depends on its partners to develop and market products and to fund and perform their obligations as contemplated by agreements with them. AmeriCom does not control the time and resources devoted by partners to these activities.

         These relationships may not continue or may require AmeriCom to spend significant financial, personnel and administrative resources from time to time. Resources may not be available to satisfy commitments, which may adversely affect strategic relationships. Further, products and services may compete with the products and services of AmeriCom's strategic partners. This competition may adversely affect relationships with those strategic partners, which could adversely affect business.

         AmeriCom depends on key management personnel.

         The Company's success will depend largely on the continuing efforts of AmeriCom's executive officers and senior management, especially those of Robert
M. Cezar, Chairman of the Board of Directors. Business may be adversely affected if the services of any key personnel become unavailable.

         There is significant competition in the industry for highly skilled employees and failure to attract and retain technical personnel would adversely affect business.

         It may be impossible to successfully attract or retain highly skilled employees. The inability to hire or retain highly qualified individuals may impede AmeriCom's ability to develop, install, implement and service its software and hardware systems, retain its customers, attract potential customers, and otherwise efficiently conduct its operations. The information technology industry is characterized by a high level of employee mobility, and the market for highly qualified individuals in the computer-related fields is intense.

         This competition means there are fewer highly qualified employees available to hire and the costs of hiring and retaining these individuals are high. Even if it is possible to hire these individuals, it may be difficult to retain them. Furthermore, there is increasing pressure to provide technical employees with stock options and other equity interests, which may dilute earnings per share.

         Potential product defects could subject AmeriCom to claims from customers.

         Products as complex as those offered by AmeriCom may contain undetected errors or result in failures when first introduced or when new versions are released. Despite AmeriCom's product testing efforts and testing by current and potential customers, it is possible that errors will be found in new products or enhancements after commencement of commercial shipments.

         The occurrence of product defects or errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss of or a delay in market acceptance or claims by customers against us, or could cause AmeriCom to incur additional costs, any of which could adversely affect business.

         There may be exposure to potential liability for actual or perceived failure to provide required products or services.

         Because AmeriCom's customers rely on its products for critical applications, there may be exposure to potential liability claims for damage caused to an enterprise as a result of an actual or perceived failure of its products. An actual or perceived breach of the enterprise network or data security systems of a customer, regardless of whether the breach is attributable to AmeriCom's products or solutions, could adversely affect AmeriCom's business reputation. Furthermore, failure or inability to meet a customer's expectations in the performance of services, or to do so in the time frame required by the customer, regardless of responsibility for the failure, could result in a claim for substantial damages by the customer, discourage customers from engaging AmeriCom for these services, and damage AmeriCom's business reputation.

         In addition, as a professional service provider, a portion of AmeriCom's business involves employing people and placing them in the workplace of other businesses. Therefore, there is also exposure to liability for actions taken by employees while on assignment.

         AmeriCom operates in a market with intense competition from a number of sources.

         The markets for AmeriCom's products and services are intensely competitive and, as a result, significant competition exists from a number of different sources. It may be impossible to compete successfully as many of AmeriCom's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources.

         In addition, there are several competitive start-up companies with which AmeriCom competes from time to time. It is also expected that competition will increase as a result of consolidation in the industry.

         Third parties could obtain access to AmeriCom's proprietary information or independently develop similar technologies because of the limited protection for intellectual property.

         AmeriCom's business, financial condition and operating results could be adversely affected if any of AmeriCom's proprietary information or technologies are appropriated by others. Notwithstanding the precautions taken, third parties may copy or obtain and use AmeriCom's proprietary technologies, ideas, know-how and other proprietary information without authorization or independently develop technologies similar or superior to AmeriCom's technologies.

         In addition, the confidentiality and non-competition agreements between AmeriCom and its employees, contractors, and clients may not provide meaningful protection of the proprietary technologies or other intellectual property in the event of unauthorized use or disclosure.

         Policing unauthorized use of technologies and other intellectual property is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. Furthermore, the laws of other jurisdictions may afford little or no effective protection of intellectual property rights.

         AmeriCom may face claims of infringement of proprietary rights.

         AmeriCom knows of no challenge that has been made against any of its technologies or against its rights to such technologies and has no reason to believe that any such challenge could be made, but whether or not its products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against AmeriCom and significant expense in defending them could be incurred.

         If any claims or actions are asserted against AmeriCom, it may be required to modify products or seek licenses for these intellectual property rights. It may be impossible to modify products or obtain licenses on commercially reasonable terms, in a timely manner or at all. Failure to do so could adversely affect business.

         Efforts to expand international operations are subject to a number of risks.

         AmeriCom is currently seeking to increase international sales. The ability to expand international operations could be subject to a number of risks, any of which could adversely affect AmeriCom's future international sales, including increased collection risks and uncertain political, regulatory and economic developments.

         Stock prices could be extremely volatile.

         The trading price of AmeriCom's common stock may be highly volatile as a result of factors specific to AmeriCom or applicable to the market and industry in general. These factors include:

                  o variations in the annual or quarterly financial results of AmeriCom or its competitors;

                  o     changes  by   financial   research   analysts  in  their
                        recommendations or estimates of earnings;

                  o     conditions in the economy in general or in the industry;

                  o     announcements  of   technological   innovations  or  new
                        products or services by AmeriCom or its competitors; and

o                     unfavorable  publicity or changes in  applicable  laws and
                      regulations,   or   their   judicial   or   administrative
                      interpretations, affecting the industry.

         In addition, the stock market has been subject recently to extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, some companies have been sued by their stockholders. If AmeriCom were sued, it could result in substantial costs and a diversion of management's attention and resources, which could adversely affect business.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements for the Company are attached beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

Name                            Age     Title
----                            ---     -----

Robert M. Cezar                 58      Chairman of the Board of Directors
Thomas J. Hopfensperger         49      Director and Chief Executive  Officer of
                                        AmeriCom  USA,  Inc.  and  President  of
                                        DAI.Net, Inc. Advertising Sales Division
Giacomo Torrente                43      Director
Lawrence M. Gress               54      Chief Financial Officer
Lori S. Fisher                  45      President of Kiosk Software, Inc.
James Heintz                    36      Chief Technology Officer
Trone L. Miller                 55      Chief Operating Officer of AmeriCom USA,
                                        Inc.  and  President  of  DAI.Net,  Inc.
                                        Network Operations Division

         There are no agreements or understandings for any executive officer or director to resign at the request of another person and none of the above-named directors or executive officers is acting on behalf of or will act at the direction of any other person.

         Set forth below are the names of the directors and executive officers of the Company, all positions and offices held with the Company, the period of service, and business experience during at least the last five years:

         ROBERT M. CEZAR has been Chairman of the Board of Directors of the Company since 1994. Mr. Cezar was the Company's Chief Executive Officer from 1994 to 2000. From 1994 to 1998, Mr. Cezar also served as a Director, Chief Executive Officer and President of RMC Diversified Associates International, Ltd., a California company. From 1996 to 1998, Mr. Cezar was Vice President of Engineering for Enhanced Service Providers LLC, a telecommunications company. Mr. Cezar is the principal inventor of the AdCast and TrueManagement concepts.

         THOMAS J. HOPFENSPERGER has been Chief Executive Officer since April 2000 and Director of the Company since December 1999. In addition, Mr. Hopfensperger is President of DAI.Net, Inc.'s Advertising Sales Division and is responsible for building a direct sales team and managing the performance of outsource sales representatives. He previously served as President of the AdCast Division and President and Chief Operating Officer of the Company. Prior to AmeriCom, Mr. Hopfensperger served as a Director of New Media for ABC's Go Network affiliates in San Francisco. After serving in the Public Information Office of the United States Air Force, Mr. Hopfensperger graduated from the University of Wisconsin with a Bachelor of Arts degree in Communications Arts.

         GIACOMO TORRENTE has been a Director of the Company since February 2000. Mr. Torrente previously served as Vice Chairman and Chief Executive Officer of GAMMA CROMA S.p.A, a European manufacturer of cosmetic products. In addition, Mr. Torrente was a Director of GEMINA S.p.A. He is also a corporate finance and investment banking consultant with offices in Milan, Italy. Mr. Torrente received his degree from the School of Law, University of Genoa, where he graduated cum laude.

         LAWRENCE M. GRESS has been Chief Financial Officer of the Company since June 2000. For the previous five years, Mr. Gress headed ClearPath Resources, a management consultancy specializing in business startups and turnarounds. For the past year he has served on the Board of Directors of NTM Productions, Inc., a New York cable television programming startup. Mr. Gress received his M.A. from the University of Northern Colorado where he was awarded a graduate teaching fellowship.

         LORI S. FISHER has been President of Kiosk Software, Inc. since 1993. Ms. Fisher founded Kiosk Software, Inc. in 1993 and served as President and Chairman until the company was acquired by AmeriCom in February 1999. Ms. Fisher has 16 years managing software product development for IBM, University of California at Davis and Dega Technology. Ms. Fisher has a Master's Degree in Computer Science from the University of California at Davis, where she received numerous professional development and academic achievement awards.

         JAMES HEINTZ has been Chief Technology Officer since March 2000. As co-inventor of the Company's systems and products he has co-authored the Company's patent applications. Prior to joining AmeriCom, he served as Principle of WayOutWare where he developed the J-Engine, a Java Servlet based web-content/e-commerce engine. He consulted for Sun Microsystems under the direction of Miko Matsumura on a Jini technology demonstration project. Additionally, he developed Formbuster for Windows for Virtual Reality Labs, Inc.

         TRONE L. MILLER has been the Chief Operating Officer of the Company since April 2000. In addition, he has been the President of DAI.Net, Inc.'s Network Operations Division since August 2000, the team responsible for all site acquisition, advertising delivery management and virtual network development activities. Prior to joining the Company, Mr. Miller served as President and Chief Executive Officer of Gateway USA, a telecommunications company, and managed several other startup companies.

Family Relationship

         There are no family relationships between any of the directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file reports of ownership on Form 3 and changes in ownership on

Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such directors, executive officers and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the year ended June 30, 2000, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% stockholders were complied with except as follows:

                  o Mr. Robert M. Cezar filed one late Form 3 and one late Form 4 to disclose two stock transactions in March 2000;

                  o Mr. Thomas J. Hopfensperger filed one late Form 3 to report his appointment as Chief Executive Officer of the Company;

                  o Mr. Giacomo Torrente has failed to file one Form 3 to report his election as a director of the Company; and

                  o Mr. Lawrence M. Gress has failed to file one Form 3 to report his appointment as Chief Financial Officer of the Company.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all plan and non-plan compensation awarded to, earned by or paid to all individuals who served as the Company's chief executive officer and its other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during the last completed fiscal year (collectively, the "Named Executive Officers") for all services rendered in all capacities during the fiscal years ended June 30, 1998, 1999 and 2000.



                                                  SUMMARY COMPENSATION TABLE

                                                       Annual Compensation                       Long-Term Compensation
                                                       -------------------                       ----------------------

                                                                                               Restricted       Securities
Name and                                           Salary        Bonus      Other Annual         Stock          Underlying
Principal Position                     Year          ($)          ($)      Compensation ($)   Award(s) ($)      Options (#)
-------------------------------------- --------- ------------ ------------ ---------------- ----------------- ----------------

Thomas J. Hopfensperger, Chief         2000       $128,333          0                    0          0            400,000(1)
Executive Officer of AmeriCom USA,
Inc. and President of DAI.Net,
Inc.'s Advertising Sales Division

Robert M. Cezar,                       2000        137,500                                                            (2)
Director                               1999        11,150
                                       1998

Lawrence M. Gress,                     2000         23,333          0                    0          0            230,000
Chief Financial Officer

Lori S. Fisher,                        2000        100,000          0                    0          0            443,762(3)
President of Kiosk Software, Inc.      1999         33,333          0                    0          0

James Heintz,                          2000         96,000          0                    0          0            150,000(4)
Chief Technology Officer               1999         40,000          0                    0          0

Trone L. Miller,                       2000         96,000          0                    0          0            200,000(5)
Chief Operating Officer of AmeriCom    1999         40,000          0                    0          0
USA, Inc. and President of DAI.Net,
Inc.'s Network Operations Division


-------------------

(1) Excludes options to acquire 1,000,000 shares of the Company's Class A common stock which were surrendered in September 2000.
(2) Excludes options to acquire 935,000 shares of the Company's Class A common stock which were surrendered in September 2000.
(3) Excludes options to acquire 200,000 shares of the Company's Class A common stock which were surrendered in September 2000.
(4) Excludes options to acquire 150,000 shares of the Company's Class A common stock which were surrendered in September 2000.
(5) Excludes options to acquire 500,000 shares of the Company's Class A common stock which were surrendered in September 2000.


         The Company and its subsidiaries do not currently have employment agreements in place with its executive officers. All executive officers serve at the pleasure of the Board of Directors.

Stock Option Plan

         On March 26, 1999, the Company established the 1999 Stock Option Plan (the "1999 Plan") to serve as a vehicle to attract and retain the services of key employees and to help such key employees realize a direct proprietary interest in the Company. The 1999 Plan was ratified by the shareholders at the annual meeting of Stockholders held on December 14, 1999. The 1999 Plan provides for grants of up to 15,000,000 shares of the Company's Class A common stock as either non-statutory or incentive stock options. Under the 1999 Plan, officers, directors, consultants and employees of the Company are eligible for participation. The exercise price of any incentive stock option granted under the 1999 Plan may not be less than 100% of the fair market value of the Class A common stock of the Company on the date of grant. The fair market value for which an optionee may be granted incentive stock options in any calendar year may not exceed $100,000. Shares subject to options under the 1999 Plan may be purchased for cash. Unless a shorter period is established by the Company's Board of Directors, an option granted under the 1999 Plan is exercisable for a term of ten years. The 1999 Plan is administered by the Board of Directors and its Compensation Committee, which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule, and other terms of the options. The 1999 Plan may be amended, suspended, or terminated by the Board of Directors, but no such action may impair rights under a previously granted option. Each option is exercisable only so long as the optionee remains employed by the Company. No option is transferable by the optionee other than by will or the laws of descent and distribution. As of September 30, 2000, options to acquire 6,326,447 shares of the Company's Class A common stock were outstanding.

Options Granted in Last Fiscal Year

         The following table sets forth options granted by the Company to the Named Executive Officers during the last fiscal year.

                      Option/SAR Grants in Last Fiscal Year

                          Percentage of Total Options/
                             Options/       SARs Granted to Employees in    Exercise Price
Name                       SARs Granted           Fiscal Year (1)               $/share       Expiration Date
------------------------- ---------------- ------------------------------- ------------------ -----------------
Lawrence M. Gress             230,000                   69%                      $5.00          June 1, 2010

----------------------
(1) During the fiscal year ended June 30, 2000, the Company granted options to acquire an aggregate of 333,000 shares of the Company's Class A common stock to its employees.

         No incentive stock options were exercised by the Named Executive Officers during the fiscal year ended June 30, 2000.

Director Compensation

         At this time, the Company does not pay its directors compensation for their attendance at board meetings. Further, at this time, the Company does not provide pension, retirement or similar benefits to its directors and executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of September 18, 2000, with respect to (i) each director of the Company, (ii) each named executive officer, (iii) those persons known to the Company to beneficially own more than 5% of the Company's Class A common stock, and (iv) all directors and executive officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

                                                                 Percentage
  Name and Address                         Number of Shares   Beneficially Owned
  ----------------                         ----------------   ------------------
  Robert M. Cezar                             14,163,012(1)          28.8%
  1303 Grand Avenue, Suite 221
  Arroyo Grande, California 93420

  Thomas J. Hopfensperger                        400,000(2)           0.8%
  825 Buckley Road, Suite B
  San Luis Obispo, California  93401

  Giacomo Torrente                               520,000              1.1%
  825 Buckley Road, Suite B
  San Luis Obispo, California  93401

  Lawrence M. Gress                               70,000(3)           0.1%
  825 Buckley Road, Suite B
  San Luis Obispo, California  93401

  Lori S. Fisher                                 979,893(4)           2.0%
  825 Buckley Road, Suite B
  San Luis Obispo, California  93401

  James Heintz                                   247,000(5)           0.5%
  825 Buckley Road, Suite B
  San Luis Obispo, California  93401

  Trone L. Miller                                200,000(6)           0.4%
  825 Buckley Road, Suite B
  San Luis Obispo, California  93401

  All directors and executive officers        18,840,589(7)          38.3%
  as a group (7  persons)

------------------

  (1)      Includes 4,548,370 shares held in the Robert M. Cezar trust.
  (2) Includes 400,000 shares issuable under stock options exercisable within 60 days.
  (3) Includes 70,000 shares issuable under stock options exercisable within 60 days.
  (4) Includes 443,762 shares issuable under stock options exercisable within 60 days.
  (5) Includes 150,000 shares issuable under stock options exercisable within 60 days.
  (6) Includes 200,000 shares issuable under stock options exercisable within 60 days.
  (7) Includes 1,263,762 shares issuable under stock options exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On July 1, 1999, the Company signed an agreement to merge with Telespace Ltd. At the time of the transaction, Mr. Winston Lee was Vice
President, International Corporate Development, of the Company and the Chief Executive Officer and majority shareholder of Telespace Ltd. The merger transaction was terminated by mutual consent on September 8, 1999.

         In July 1998 the Company acquired, as a wholly owned subsidiary, RMC. At the time of this transaction Robert M. Cezar, David Loomis, Craig Machado and Helen Cooper were officers, directors and, in the case of Mr. Cezar and Mr.
Loomis, principal stockholders of the Company, and officers, directors and principal shareholders of RMC.

         As of June 30, 1999, officers and relatives of officers had outstanding loans to the Company of $638,145, representing approximately 48% of the total notes and loans owed by the Company at that time. Of this amount $475,000 bears interest at 10% per annum and is due March 27, 2000, and $3,145 bears interest at 14% per annum and is payable on demand. The remaining loan amounts are non-interest bearing. All of the loans from affiliates are unsecured and, except for the $475,000 loan, are payable on demand.

         On July 25, 2000, the Company and certain co-founders (including Lorne Cezar, Robert M. Cezar, Helen E. Cooper, Winston Lee, David H. Loomis, Craig D. Machado and Jayson Schwartz) entered into the Agreement to Terminate Stock Options and Warrants whereby such stockholders agreed to surrender all of their options to purchase 6,015,000 shares of the Company's Class A common stock and warrants to purchase 800,000 shares of the Company's Class A common stock.

         On August 1, 2000, AmeriCom, Robert M. Cezar, the Chairman of the Board of Directors of the Company and certain stockholders of the Company (together, the "Stockholders") and Giacomo Torrente, a director of the Company, entered into a stockholders' agreement whereby the Stockholders and Mr. Torrente agreed to transfer, assign and deliver to an escrow agent certificates evidencing their respective shares in the Company upon the earlier of (i) October 30, 2000 or
(ii) the consummation of the private placement as contemplated and described in the stockholders' agreement.

         On August 3, 2000, AmeriCom executed and delivered a promissory note in favor of Sterling National Bank (the "Bank") evidencing a loan in the aggregate principal amount of $1,000,000 (the "Note"). The Note will mature on November 1, 2000 and will bear interest, payable monthly, at a rate of 1% above the Bank's base loan rate on the principal amount of the Note. As collateral for the Note, the Company entered into a General Loan and Security Agreement, dated August 3, 2000 (the "Bank Security Agreement"), between the Company and the Bank, pursuant to which the Company granted to the Bank a first priority security interest in and lien on substantially all of the assets of the Company. As further security for the Note, and at the request of the Company and the Bank, Giacomo Torrente, a director of the Company, entered into a guaranty in favor of the Bank, pursuant to which Mr. Torrente (i) guaranteed the obligations of the Company under the Note and the Bank Security Agreement and (ii) deposited with the Bank the sum of $1,000,000 (the "Deposit"). In consideration for Mr. Torrente making the Deposit and entering into the guaranty, the Company and Kiosk Software, Inc., a subsidiary of the Company, entered into a security agreement in favor of Mr. Torrente, as secured party, dated as of August 3, 2000 (the "Torrente Security Agreement"), pursuant to which the Company and Kiosk Software, Inc. granted to Mr. Torrente a second priority security interest in and lien on substantially all of the assets of the Company and Kiosk Software, Inc. On September 15, 2000, the principal amount of the Note was increased to $1,660,000. In connection with that increase, Mr. Torrente deposited an additional $660,000 with the Bank and the Torrente Security agreement was amended to reflect this increase.

         In September 2000, certain officers and employees (including Thomas J. Hopfensperger, James Heintz, Trone L. Miller, Lori S. Fisher and Gary Hogue) agreed to surrender options to acquire an aggregate of 2,350,000 shares of the Company's Class A common stock.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are being filed as part of this report:

                                                                           PAGE
                                                                           ----
(1)      Financial Statements

Independent Auditor's Report - Weinberg & Company, P.A. .............F-1
Consolidated Balance Sheet as of June 30, 2000.......................F-2 to F-3
Consolidated Statements of Operations for the Years Ended
  June 30, 2000 and 1999.............................................F-4
Consolidated Statements of Changes in Stockholders'
  Deficiency for the Years Ended June 30, 2000 and 1999 .............F-5 to F-6
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 2000 and 1999.............................................F-7 to F-8
Notes to Consolidated Financial Statements ..........................F-9 to F-31

(2)      Exhibits
         --------

3.1      Certificate of  Incorporation.  Incorporated  by reference from Exhibit
         2.1 of the Registration Statement on Form 10-SB filed on February 11, 1998 (File No. 0-23769) (the "Form 10-SB).

3.2      By-Laws.  Incorporated by reference from Exhibit 2.2 of the Form 10-SB.

3.3 Amendments to By-Laws of AmeriCom USA, Inc. Incorporated by reference from Exhibit 1 of the Form 10-KSB for the year ended December 31, 1998.

10.1     Amended and Restated Stock Option Plan.

10.2 Stock Exchange Agreements, dated July 15, 1998, between shareholders of RMC Diversified Associates International, Ltd. and AmeriCom USA, Inc. Incorporated by reference from Exhibit 10 of the Form 10-KSB for the year ended June 30, 1999.

10.3 Software Development Agreement, dated August 7, 1998, between AmeriCom USA, Inc. and Systeam SPA. Incorporated by reference from Exhibit 1 of the Form 8-K/A filed on February 18, 1999.

10.4 Agreement and Plan of Merger, dated November 23, 1998, between Chatsworth Acquisition Corporation and AmeriCom USA, Inc.

10.5 Agreement and Plan of Reorganization, dated January 24, 1999, among KSI Acquisition, Inc., Kiosk Software, Inc., Lori Fisher and AmeriCom USA, Inc. Incorporated by reference from Exhibit 1 of the Form 8-K filed on February 23, 1999.

10.6 Agreement and Plan of Reorganization, dated February 26, 1999, between Jim and Jon Tech and AmeriCom USA, Inc.

10.7 Internet Services and Co-Location Agreement, dated April 7, 1999, between AmeriCom USA, Inc. and AboveNet Communications, Inc.

10.8 Agreement of Purchase and Sale and Exclusive Licensing of Technology dated March 11, 1999 between Americom Ltd. and AmeriCom USA, Inc. Incorporated by reference from Exhibit 1 of the Form 8-K filed on May 17, 1999.

10.9 Merger Agreement and Plan of Reorganization, dated July 1, 1999, between AmeriCom USA, Inc. and Telespace, Limited. Incorporated by reference from Exhibit 2 of the Form 8-K filed on July 12, 1999.

10.10 Merger and Recapitalization Agreement and Plan of Reorganization, dated September 27, 1999, between AmeriCom USA, Inc. and DigiCities, Inc. Incorporated by reference from Exhibit 2 of the Form 8-K filed on October 12, 1999.

10.11 Representation Agreement, dated February 7, 2000, between AmeriCom USA, Inc. and Interep Interactive, Inc.

10.12 Assignment, effective as of June 28, 2000, from Robert M. Cezar to AmeriCom USA, Inc.

10.13 Intellectual Property License Agreement, dated as of June 28, 2000, by and between AmeriCom USA, Inc. and Robert M. Cezar.

10.14 Agreement to Terminate Stock Options and Warrants, dated July 25, 2000, by and among certain stockholders and AmeriCom USA, Inc.

10.15 Stockholders' Agreement, dated August 1, 2000, by and among AmeriCom USA, Inc., Robert M. Cezar and the other stockholders and beneficial owners of the Company party thereto, and Giacomo Torrente.

10.16 General Loan and Security Agreement, dated August 3, 2000, by and between Sterling National Bank and AmeriCom USA, Inc. Incorporated by reference from Exhibit 10.1 of the Form 8-K filed on August 31, 2000.

10.17 Secured Note issued by AmeriCom USA, Inc. to the order of Sterling National Bank, in the principal amount of $1,000,000, dated August 3, 2000. Incorporated by reference from Exhibit 10.2 of the Form 8-K filed on August 31, 2000.

10.18 Security Agreement, dated as of August 31, 2000, by and among AmeriCom USA, Inc., Kiosk Software, Inc. and Avv. Giacomo Torrente. Incorporated by reference from Exhibit 10.3 of the Form 8-K filed on August 31, 2000.

10.19 Lease Agreement, dated January 5, 2000, by and between AmeriCom USA, Inc. and Richardson Properties.

10.20 Lease Agreement, dated October 29, 1999, by and between AmeriCom USA, Inc. and Richard R. Ramirez.

10.21 Lease Agreement, dated August 12, 1999, by and between AmeriCom USA, Inc. and J&C Associates I.

10.22 Lease Agreement, dated April 9, 1999, by and between AmeriCom USA, Inc. and Pruneyard Associates, LLC.

22.1     Subsidiaries:
                  DAI.Net, Inc.
                  Kiosk Software, Inc.

23.1     Consent of Weinberg & Company, P.A.

27.1     Financial Data Schedule

(b)      Reports on Form 8-K:

         Form 8-K filed on April 14, 2000 reporting that Thomas J. Hopfensperger has been appointed as the Company's Chief Executive Officer and that Trone L. Miller has been appointed President and Chief Operating Officer of the Company.

         Form 8-K filed on May 5, 2000 reporting the completion of the sale of 100,000 shares of the Company's Class A common stock to an investment fund managed by D-Brain Capital Ltd. of Tokyo.

         Form 8-K filed on June 1, 2000 reporting the completion of the sale of 550,000 shares of the Company's Class A common stock to Megaweb Trading Ltd., a private financial company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     October 13, 2000
                                         AMERICOM USA, INC.



                                         By: /s/  Thomas J. Hopfensperger
                                             ----------------------------------
                                             Name:  Thomas J. Hopfensperger
                                             Title: Chief Executive Officer



                                         By: /s/  Lawrence M. Gress
                                             ----------------------------------
                                             Name:  Lawrence M. Gress
                                             Title:  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                 Office                         Date
----                                 ------                         ----

                                  Chairman of the Board        October 13, 2000
----------------------------      of Directors
Robert M. Cezar


/s/ Thomas J. Hopfensperger       Chief Executive Officer      October 13, 2000
----------------------------      and Director
Thomas J. Hopfensperger


/s/ Giacomo Torrente              Director                     October 13, 2000
----------------------------
Giacomo Torrente

                       AMERICOM USA, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

                       AMERICOM USA, INC. AND SUBSIDIARIES

                                    CONTENTS


 PAGE     F-1        INDEPENDENT AUDITORS' REPORT

 PAGES    F-2 - F-3  CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000

 PAGE     F-4        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                     JUNE 30, 2000 AND 1999

 PAGES    F-5 - F-6  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                     DEFICIENCY FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

 PAGES    F-7 - F-8  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                     JUNE 30, 2000 AND 1999

 PAGES    F-9 - F-31 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 AmeriCom USA, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AmeriCom USA, Inc. and Subsidiaries as of June 30, 2000 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of AmeriCom USA, Inc. and Subsidiaries as of June 30, 2000 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company's significant operating losses and working capital deficiency of $4,105,781 raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.

/s/ Weinberg & Company, P.A.

Boca Raton, Florida
August 28, 2000

                       AMERICOM USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000


         See accompanying notes to consolidated financial statements.
                                       F-2

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $  247,971
  Accounts receivable, net                                               249,400
  Due from employees                                                       5,410
  Prepaid insurance                                                      189,489
  Prepaid royalties                                                      125,000
                                                                      ----------
   Total Current Assets                                                  817,270
                                                                      ----------

PROPERTY AND EQUIPMENT, NET                                              627,595
                                                                      ----------

OTHER ASSETS
  Accounts receivable - long term, net                                   321,912
  Deposits                                                                47,968
  Kiosk computer software costs, net                                     883,276
  MyLine software cost, net                                              939,892
  J-Engine software cost, net                                            416,667
  Goodwill, net                                                          299,849
                                                                      ----------
   Total Other Assets                                                  2,909,564
                                                                      ----------

TOTAL ASSETS                                                          $4,354,429
------------                                                          ==========


         See accompanying notes to consolidated financial statements.

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
  Cash overdraft                                                   $    121,445
  Accounts payable and accrued expenses                               1,203,179
  Payroll taxes payable                                                 469,583
  Accrued salaries and wages                                            871,930
  Deferred revenue                                                       92,000
  Factor payable                                                        663,115
  Obligation under capital lease                                          5,510
  Notes and loans payable - current portion                           1,496,289
                                                                   ------------
   Total Current Liabilities                                          4,923,051
                                                                   ------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.0001 par value, 20,000,000 shares
   authorized,
   none issued and outstanding                                               --

  Common stock, Class A, $0.0001 par value, 99,000,000 shares
   authorized, 42,696,746 issued and outstanding                          4,270

  Common stock, Class B, $0.0001 par value, 1,000,000 shares
   authorized, none issued and outstanding                                   --
  Additional paid-in capital                                         28,771,159
  Accumulated deficit                                               (29,344,051)
                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                         (568,622)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $  4,354,429
                                                                   ============

                       AMERICOM USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                  ------------------------------------------

                                                            2000            1999
                                                        ------------    ------------
REVENUES                                                $  1,023,297    $    143,591

COST OF SALES                                              1,010,980         121,873
                                                        ------------    ------------

GROSS PROFIT                                                  12,317          21,718
                                                        ------------    ------------

OPERATING EXPENSES
  Salaries, wages and other compensation                   5,551,018       1,612,659
  Contract services                                          706,887         717,623
  Amortization expense                                     2,037,537         353,206
  Depreciation expense                                       162,517          54,624
  Consulting expense                                         369,321       3,417,418
  Legal fees                                                 901,480         487,310
  Goodwill Impairment                                      5,970,848            --
  Other general and administrative expenses                3,513,421         977,979
                                                        ------------    ------------
   Total Operating Expenses                               19,213,029       7,620,819
                                                        ------------    ------------

Loss From Operations                                     (19,200,712)     (7,599,101)
                                                        ------------    ------------

OTHER INCOME (EXPENSE)
  Other income                                                  --             1,752
  Interest income                                             13,901            --
  Loss on abandonment of assets                              (59,570)           --
  Interest expense                                          (108,662)        (97,448)
  Vendor finance charges                                     (16,158)         (1,505)
  Payroll tax penalties and interest                         (48,793)         (8,097)
                                                        ------------    ------------
   Net Other Expenses                                       (219,282)       (107,050)
                                                        ------------    ------------

Loss before income tax and extraordinary item            (19,419,994)     (7,706,151)
  Income Tax Expense                                           1,600           1,600
                                                        ------------    ------------

Loss before extraordinary item                           (19,421,594)     (7,707,751)

Extraordinary gain (loss) on extinguishment of debt         (347,408)          5,000
                                                        ------------    ------------

NET LOSS                                                $(19,769,002)   $ (7,700,999)
                                                        ============    ============

Weighted average number of shares outstanding during
  period - basic and diluted                              38,630,921      29,227,076
                                                        ============    ============

Net loss per common share and equivalents - basic and
diluted                                                 $      (0.51)   $      (0.26)
                                                        ============    ============

         See accompanying notes to consolidated financial statements.

                       AMERICOM USA, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                     Additional
                                           Common Stock Issued        Paid-In     Accumulated
                                          Shares        Amount        Capital      Deficit          Total
                                       ------------   ------------  -----------   -------------  ------------
Balance, June 30, 1998                   25,296,348   $     2,529   $   144,978   $(1,874,050)   $(1,726,543)

Conversion of promissory notes to
  common stock                              208,699            22        78,433          --           78,455
Stock sold prior to merger                2,044,981           204       541,561          --          541,765
Reverse merger with Chatsworth
  Acquisition Corporation                   350,000            35           833          --              868
Issuance of common stock as
  compensation                            2,100,000           210     3,149,790          --        3,150,000
Acquisition of Kiosk Software, Inc.
  by AmeriCom USA, Inc.                   1,000,000           100     1,499,900          --        1,500,000
Issuance of common stock as
  compensation                              180,000            18       359,982          --          360,000
Issuance of common stock for services         2,000             1         3,999          --            4,000
Stock options exercised                      43,545             4        49,388          --           49,392
Conversion of promissory notes into
  common stock                              593,711            59     1,187,362          --        1,187,421
Acquisition of MyLine Software              500,000            50       999,950          --        1,000,000
Common stock advanced for acquisition       200,000            20       399,980          --          400,000

Net loss 1999                                  --            --            --      (7,700,999)    (7,700,999)
                                        -----------   -----------   -----------   -----------    -----------
Balance, June 30, 1999                   32,519,284         3,252     8,416,156    (9,575,049)    (1,155,641)

         See accompanying notes to consolidated financial statements.

                       AMERICOM USA, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                      Common Stock Issued       Additional
                                                   --------------------------    Paid-In        Accumulated
                                                      Shares        Amount       Capital          Deficit         Total
                                                   -------------  -----------  -------------   --------------  -------------
Conversion of promissory notes to common stock        564,435             56      1,128,814           --         1,128,870

Issuance of common stock for services                 161,000             16        321,984           --           322,000

Acquisition of digiCities, Inc. by Americom
  USA, Inc.                                         3,500,000            350      6,999,650           --         7,000,000

Issuance of common stock for cash, net              4,063,027            407      9,370,682           --         9,371,089

Conversion of refundable common stock into
  Class A common stock                              1,889,000            189      2,533,873           --         2,534,062

Net Loss, 2000                                           --             --             --      (19,769,002)    (19,769,002)
                                                 ------------   ------------   ------------   ------------    ------------

Balance, June 30, 2000                             42,696,746   $      4,270   $ 28,771,159   $(29,344,051)   $   (568,622)
                                                 ============   ============   ============   ============    ============


         See accompanying notes to consolidated financial statements.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                              2000            1999
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(19,769,002)   $ (7,700,999)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation                                                162,517          54,624
   Amortization                                              2,037,537         352,751
   Provision for doubtful accounts                           1,676,644          21,679
   Issuance of common stock for services                       322,000       3,514,000
   Loss on abandonment of assets                                59,570            --
   Impairment of goodwill                                    5,970,848            --
   Loss on extinguishment of debt                              347,408            --
  Changes in assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                       (724,584)        (25,453)
    Employee receivable                                          2,106          (7,516)
    Prepaid expenses and other assets                         (300,524)         (9,138)
    Deposits                                                   (26,977)        (20,079)
   Increase (decrease) in:
    Cash overdraft                                             121,445            --
    Accounts payable and accrued expenses                      (38,449)        813,725
    Deferred revenue                                            89,537           2,463
    Payroll taxes payable                                      277,932          97,303
    Accrued salaries and wages                                 643,257        (337,069)
                                                          ------------    ------------
      Net Cash Used In Operating Activities                 (9,148,763)     (3,243,709)
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Due from officer                                             (53,586)        (39,647)
  Purchase of property and equipment                          (182,155)       (562,384)
  Advances related to merger and acquisition                  (470,194)       (173,000)
  Cash acquired in acquisition of Kiosk                           --             3,171
                                                          ------------    ------------
      Net Cash Used In Investing Activities                   (705,935)       (771,860)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock subscription                                --         2,534,062
  Proceeds from stock issuance                               9,371,089       1,820,401
  Proceeds from factor - net                                   123,955            --
  Payment of capital lease obligations                          (2,900)         (6,163)
  Payment of notes and loans payable                          (726,670)       (666,001)
  Proceeds from notes and loans payable                      1,331,698         310,000
                                                          ------------    ------------
      Net Cash Provided By Financing Activities             10,097,172       3,992,299
                                                          ------------    ------------

         See accompanying notes to consolidated financial statements.

                                                             2000        1999
                                                           --------    --------

Net Increase (Decrease) In Cash                             242,474     (23,270)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                5,497      28,767
                                                           --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $247,971    $  5,497
----------------------------------------                   ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                   $ 37,365    $ 39,388
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
----------------------------------------------------------------------

During 2000, the Company converted 1,889,000 shares of refundable common stock into Class A common stock valued at $2,534,062.

During 2000, the Company issued 3,500,000 shares of common stock valued at $2.00 a share to acquire digiCities.

During 2000, the Company converted $781,462 of convertible notes payable and accrued interest into 564,435 shares of common stock.

During 1999, the Company converted $78,455 of convertible notes payable and accrued interest into 208,699 shares of shares of common stock.

During 1999, the Company issued 1,000,000 shares of common stock valued at $1.50 a share to acquire Kiosk.

During 1999, the Company issued 500,000 shares of common stock valued at $2.00 a share to acquire MyLine.

During 1999, the Company converted 1,187,422 of convertible notes payable and accrued interest into 593,711 shares of common stock.

During 1999, the Company advanced 200,000 shares of common stock to an entity in anticipation of closing on a pending acquisition.

During 1999, the Company issued 13, 313,800 shares (retroactively adjusted for recapitalization) of common stock to acquire Diversified.

During 1999, the Company issued 350,000 shares of common stock in a reverse merger with Chatsworth.

         See accompanying notes to consolidated financial statements.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (A) Description of Business

            AmeriCom USA, Inc. ("AmeriCom") has developed proprietary technology known as Adcast, e-CommPlus, TrueManagement, and My-Channel. The Company develops and markets software technology products that provide advertisers, web site owners, sponsors, and affiliates with advanced Internet technology, revenue sharing, commercial efficiency, commercial effectiveness, and operating savings. AmeriCom positions itself in the marketplace as an Internet Advertising Service Provider.

            In July, 1998 AmeriCom acquired its commonly controlled affiliate, RMC Diversified Associates International ("Diversified"). Diversified subsequently became inactive. (See Note 11(A))

            On November 23, 1998, effective December 4, 1998, AmeriCom entered into an Agreement and Plan of Merger with Chatsworth Acquisition Corporation, a Delaware corporation and public shell ("Chatsworth") whereby the stockholders of AmeriCom exchanged all of their common stock in AmeriCom for shares of Chatsworth in a transaction accounted for as a recapitalization of AmeriCom.
            (See Note 11(B))

            Kiosk Software, Inc. ("Kiosk"), a wholly owned subsidiary of AmeriCom, was acquired by AmeriCom on February 8, 1999 (see Note 11(C)). Kiosk specializes in complete kiosk development services including custom cabinet design and multimedia software development for a wide variety of applications using its proprietary Kiosk Operating Suite.

            On April 30, 1999, the Company acquired tangible and intangible assets relating to technology developed and marketed by the seller under the names "MyLine" and "InstAccount."

            Adcast Inc., Adcast Canada, LTD. and Diversified are inactive wholly owned subsidiaries of AmeriCom USA, Inc. AmeriCom USA, Inc. and its subsidiaries are hereinafter collectively referred to as the "Company."

            On July 31, 1999, the Company acquired intangible computer software (J--Engine) assets relating to technology developed by the seller (See Note 11(F)).

            On August 2, 1999, effective January 1, 2000, the Company entered into an

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            Agreement and plan of acquisition with digiCities, Inc., a California corporation and internet service provider (digiCities) whereby the stockholders of digiCities exchanged all of their common stock in digiCities for shares of Americom in a transaction accounted for as a purchase of digiCities. digiCities has ceased to exist as an independent entity.

            (B) Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

            (C) Financial Statement Presentation

            Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation

            (D) Use of Estimates

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

            (E) Cash and Cash Equivalents

            For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

            (F) Property and Equipment

            Property and equipment are stated at cost, less accumulated depreciation. Expenditures from maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to five years.

            (G) Computer Software Costs

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

               (i) Software To Be Sold Leased Or Otherwise Marketed

               The Company accounts for the research and development costs and production costs of computer software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("Statement No. 86"). Under Statement No. 86 all costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are considered research and development expenses that are expensed as incurred. Costs of producing product masters which include coding and testing performed subsequent to establishing technological feasibility but before the product is available for general release to customers are capitalized and amortized on a straight-line basis over three years. Kiosk computer software costs at June 30, 1999 represents an allocation of the purchase price differential related to the acquisition of Kiosk (see Notes 4 and 11(C)).

               (ii) Software Obtained For Internal Use

               The Company accounts for software obtained for internal use in accordance with the Accounting Standards Executive Committee Statement of Position No. 98-1 "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 generally requires the capitalization of all internal or external direct costs incurred in developing or obtaining internal use software. The Company generally amortizes software developed or obtained for internal use over an estimated life of three years. MyLine computer software costs at June 30, 1999 represent the external purchase price paid on April 30, 1999. (See Notes 4 and 11(D))

            (H) Goodwill

            Goodwill arising from the acquisition of Kiosk is being amortized on a straight-line basis over five years. Goodwill arising from the acquisition of digiCities was being amortized on a straight-line basis over five years before the impairment during the year ended June 30, 2000 (See Note 5).

            (I) Income Taxes

            The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No. 109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

            (J) Stock Options
            In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123") the Company has elected to account for Stock Options under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations.

            (K) Revenue Recognition and Deferred Revenue

            The Company recognizes revenues from advertising sales as earned.

            The Company's digiCities division charges an initial set up fee that is recognized when the site is created and loaded onto the Internet. The Company also charges a monthly hosting fee for each website. Revenues are recognized as earned over the hosting period.

            The Company sells its Kiosk Operating Suite as a stand-alone product or under development contracts with customers whereby the Company develops customized software applications or turnkey systems, which include software, hardware, and custom cabinets. The contracts generally contain multiple elements with specified milestones and delivery dates and stipulated fees for each element. The time to completion and delivery of the development portion of the contracts generally does not exceed three to six months.

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

            The Company recognizes revenue from license agreements over the term of the agreement.

            (L) Advertising Expense

            In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are recorded as operating expenses as incurred.

            (M) Cost of Sales

            The Company purchases hardware for specific customer requirements under development contracts for turnkey kiosk systems. Hardware purchases are recorded as cost of sales. The Company did not maintain inventory at June 30, 2000.
            The Company purchases advertising space for resale to customers on various web sites and accounts and produces advertisements for customers. These costs are included in the cost of sales.

            The Company used in-house and outside telemarketers to acquire new website customers. These amounts are charged to operating expenses as incurred.

            (N) Per Share Data

            Net loss per common share for the year ended June 30, 2000 and 1999 is required to be computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128; "Earnings Per Share". For 1999, under Generally Accepted Accounting Principles, the shares outstanding for the period from July 1, 1998 through the recapitalization date of November 23, 1998 (See Note 11(B)), are deemed to be that amount issued to the stockholders of AmeriCom on the recapitalization date. For the period from the recapitalization date through June 30, 1999, the shares used in the weighted average computation are the actual shares outstanding for that period

            (O) Long-Lived Assets

            During 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121"), was issued. SFAS 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. The Company recognized an impairment loss on the goodwill acquired in the digiCities merger (See Note 5).

            (P) Concentrations Of Credit Risk From Cash Deposits In Excess of Insured Limits

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            The Company maintains its cash balances at one financial institution in California. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2000, the Company's uninsured cash balances were approximately $143,900.

NOTE 2      ACCOUNTS RECEIVABLE AND FACTOR AGREEMENT

            The Company's digiCities division previously billed its customers primarily through aggregators. An aggregator represents several hundred local telephone exchange carriers ("LECs"). The LECs bill the hosting fees in the customer's monthly phone bill and remit the proceeds to the aggregator. The aggregator holds back a percentage of the amounts collected as a reserve against future charge backs. The amounts reserved are recorded as long term receivables since the aggregator holds these amounts up to eighteen months. The Company has been advanced approximately $663,100 from a factor on these accounts receivable and such amount is shown as a factor payable at June 30, 2000.. The Company has approximately $321,912 in long term accounts receivable outstanding from this aggregator at June 30, 2000.

            Receivables as of June 30, 2000:

                                                 Accounts          Long Term
                                                Receivable        Receivables
                                              ---------------   ----------------

            Receivable                        $       661,706   $        321,912
            Allowance for doubtful
            accounts                                  412,306               --
                                              ---------------   ----------------
                                              $       249,400   $        321,912
                                              ===============   ================


            For the year ending June 30, 2000, the Company recorded a provision for doubtful accounts of $1,576,644 in its statement of operations. At June 30, 2000, the provision for doubtful accounts includes $1,191,596 attributable to the digiCities accounts receivable at the date of acquisition (See Note 11(E)).

            At June 30, 2000 approximately 21% and 34% of gross accounts receivable were due from two customers, respectively. The amounts from these two customers are fully reserved at June 30, 2000.

NOTE 3      PROPERTY AND EQUIPMENT

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            Property and equipment at June 30, 2000 consisted of the following:

            Office equipment                          $       66,144
            Office furniture                                  48,426
            Computer equipment                               568,950
            Computer software                                 139,964
            Trade Show Booth                                   5,303
            Demonstration unites                                 985
            Capital lease                                      6,307
            Automobile                                        23,349
                                                      ----------------
                                                             859,428
            Less accumulated depreciation                   (231,833)
                                                      ----------------
                                                      $      627,595
                                                      ================

            Depreciation expense for the year ended June 30, 2000 and 1999 was $162,517 and $54,624, respectively.

NOTE 4      COMPUTER SOFTWARE COSTS

            The Company accounts for Kiosk computer software costs in accordance with Statement No. 86. Computer software costs are reported at the lower of non-amortized costs or net realizable value. Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimated life, generally three years. Although technology is subject to change, the Company believes that based on its projections the computer software costs are stated at net realizable value and fully recoverable.

            Kiosk computer software costs at June 30, 2000 represent the non-amortized portion of the allocation of the Kiosk acquisition purchase price differential pursuant to Accounting Principles Board Opinion No. 16. (See Note 1(G)) and 11(C)).

            Kiosk computer software costs at June 30, 2000 was as follows:


            Computer software costs                $    1,673,575
            Less accumulated amortization                 790,299
                                                   --------------
                                                   $      883,276
                                                   ==============

            Amortization expense on Kiosk Software, based on an estimated useful life of three years, for the year ended June 30, 2000 was $557,858.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            MyLine computer software costs at June 30, 2000 represent the non-amortized cost of the software acquired on April 30, 1999 (see Notes 1(G) and 11(D)) as follows:

            MyLine computer software costs         $    1,538,000
            Less accumulated amortization                 598,108
                                                   --------------
                                                   $      939,892
                                                   ==============

            Amortization expense on My-Line software, based on an estimated useful life of three years, for the year ended June 30, 2000 was $512,664.

            J-Engine computer software costs at June 30, 2000 represent the non-amortized cost of the software acquired on July 31, 1999 (See
            Note 1(G) and 11(F)) as follows:

            J-Engine software costs                           $        600,000
            Less accumulated amortization                              183,333
                                                              ------------------
                                                              $        416,667
                                                              ==================

            Amortization expense on J-Engine computer software, based on the estimated useful life of three years, for the year ended June 30, 2000 was $183,333.

NOTE 5      GOODWILL

            Goodwill arising from the acquisition of Kiosk (See Note 11(C)) is being amortized on a straight-line basis over five years.

            Goodwill at June 30, 2000 was as follows:

            Goodwill                             $      418,394
            Less accumulated amortization               118,545
                                                 --------------
                                                 $      299,849
                                                 ==============


            Amortization expense for the year ended June 30, 2000 was $83,679.

            Goodwill arising from the acquisition of digiCities is being amortized on a straight-line basis over five years.

            Goodwill                             $    6,670,851
            Loss on impairment                       (5,970,848)
            Less accumulated amortization              (700,003)
                                                 --------------
                                                 $         -
                                                 ==============

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            Amortization expense for the year ended June 30, 2000 was $700,003. During 2000, the Company underwent a strategic repositioning plan. As a result of the repositioning plan, the Company reevaluated the carrying value of goodwill from the digiCities acquisition. For purposes of determining the future discounted cash flows of the goodwill, the Company, based upon historical results, current projections, and internal earnings targets, determined the discounted future cash flows of the business to which the goodwill relates. Based on the measurement of goodwill, the Company recognized a loss on goodwill impairment of $5,970,848 during the year ended June 30, 2000.

NOTE 6      PAYROLL TAXES PAYABLE

            At June 30, 2000 the Company owed $469,583 in payroll taxes, interest and penalties for prior tax periods of fiscal year 2000. Such amounts were accrued in payroll taxes payable at June 30, 2000.

NOTE 7      ACCRUED SALARIES AND WAGES

            Accrued salaries and wages represent current and certain unpaid prior year salaries from September 1994 through June 2000:

            Accrued salaries and wages payable         $     871,930
           ---------------------------------------     =============

            A total of $75,500 included in accrued salaries as of June 30, 2000 represents accrued wages from prior periods. A total of $643,335 included in accrued salaries as of June 30, 2000 represents deferred compensation costs due to two former officers.

NOTE 8      NOTES AND LOANS PAYABLE

            The following  schedule  reflects  notes and loans payable at June
            30:
            Note payable, 7% per annum accrued interest and
               principal, due December 31, 2000, convertible into
               500,000 shares of common stock at  the option of
               the holder, unsecured                                $ 1,000,000

            Note payable to a former officer, non-interest bearing through March
               26, 1998, interest at 10% per annum from March 27, 1998, due on
               demand                                                   299,000

            Loan payable to officer, non-interest bearing, due on
               demand,                                                  135,000

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

               unsecured

            Note payable, interest at 8% per annum, $200,000 due on April 30,
               2000 and $30,000 plus all accrued interest due April 30, 2001,
               unsecured                                                30,000

            Note payable, interest at 10% per annum, due on
               demand, unsecured                                        18,506

            Note payable, to director and officer, 10 % per annum,
               $3,722 monthly until August 15, 2000,
               unsecured                                                 7,353

            Loan payable, non-interest bearing, unsecured                3,285

            Note payable, interest at 18% per annum, due on
               demand, unsecured                                         3,145
                                                                     -----------
                                                                       1,496,289
            Less current portion                                       1,496,289
                                                                     -----------

                                                                     $     -
                                                                     ===========

            Interest expense for the year ended June 30, 2000 and 1999 was $108,662 and $97,448, respectively.

            Accrued interest of $175,757 on the notes and loans payable has been included in accrued expenses at June 30, 2000.

NOTE 9      RELATED PARTIES

            Certain notes and salaries are owed to related parties at June 30, 2000 (See Notes 7 and 8). Certain related parties took part in the acquisition of Diversified. (See Note 11(A))

            As discussed in the supplemental disclosure to the consolidated cash flow statements, and Note 12, certain non-cash issuance of common stock to related parties occurred during 1999.

NOTE 10     COMMITMENTS AND CONTINGENCIES

            (A) Operating Lease Agreement

            The Company leases various corporate office spaces, office equipment and furniture and automobiles under operating leases. The leases have remaining terms

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            varying from the years 2000 through 2005.

            Future minimum lease payments for the operating leases are as follows at June 30, 2000:

                          Years Ending             Amount
                     -----------------------   ---------------

                              2001             $       207,350
                              2002                     209,400
                              2003                     116,890
                              2004                     102,000
                              2005                      60,500
                                               ---------------
                                               $       696,140
                                               ===============

            Rent expense for the year ended June 30, 2000 and 1999 aggregated $285,707 and $73,303, respectively.

            (B) Employment Agreements

            The Company entered into an employment agreement with the former principal shareholder of Kiosk Software, Inc. on January 24, 1999. The agreement calls for the shareholder to become the President, Chief Operating Officer, and Director of KAI at an annual salary of $100,000.

            The Company entered into an employment agreement with an individual. The agreement calls for the individual to become CFO at an annual salary of $130,000. The agreement also calls for a moving allowance, monthly transportation allowance, 230,000 employee stock options at an exercise price of $5.00 vesting over two years, and all other employee benefits.


            The Company entered into an employment agreement with an individual to become president and COO of AmeriCom USA, Inc. at an annual salary of $140,000, with an increase in annual salary to $196,000 upon a successful offering or the first quarter the Company becomes profitable. The agreement grants 1,400,000 employee stock options at an exercise price of $2.00 vesting over three years, and all other employee benefits. The agreement also calls for six months severance pay upon termination.

NOTE 11     BUSINESS COMBINATIONS AND RECAPITALIZATION

            (A) Acquisition of Diversified

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            On July 15, 1998 the Board of Directors of Diversified and AmeriCom elected to execute a stock swap, whereby six stockholders, three of whom were related parties at that date representing 100% of the outstanding stock of Diversified, exchanged their common stock for common stock of AmeriCom at a ratio of 500 for 1. Diversified then issued 10,000 shares of its common stock to AmeriCom resulting in Diversified becoming a wholly owned subsidiary of AmeriCom. Since both entities were under common control, the exchange was accounted for at historical cost in a manner similar to that in a pooling of interests.

            (B) Merger and Recapitalization

            On November 23, 1998 AmeriCom USA, Inc. entered into an Agreement and Plan of Merger (the "Agreement") with Chatsworth Acquisition Corporation, a public shell ("Chatsworth") whereby all of the stockholders of AmeriCom USA, Inc. exchanged all of their common stock in AmeriCom USA, Inc. for 27,550,000 shares or 91.83% of the common stock of Chatsworth. The merger was effective on December 4, 1998 and Chatsworth changed its name to AmeriCom USA, Inc. Under Generally Accepted Accounting Principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction is accounted for as an acquisition of Chatsworth by AmeriCom USA, Inc. and a recapitalization of AmeriCom USA, Inc. The financial statements subsequent to the acquisition include the following: (1) the balance sheet consists of the net assets of Chatsworth at historical costs and the net assets of the Company at historical costs; (2) the statement of operations consists of the operations of the Company for the period presented and the operations of Chatsworth from the acquisition date. As a result of the merger, 2,100,000 shares of common stock of the surviving entity were issued to certain consultants. The consultants' shares were recorded as compensation expense in 1999, the period the services were provided, at a fair market value of $3,150,000 or $1.50 per share. (See Note 10(C)). In addition, 350,000 shares were issued to the prior shareholders of Chatsworth, resulting in a total of 30,000,000 common shares issued and outstanding just subsequent to consummation of the merger.

            (C) Acquisition of Software Company

            On January 24, 1999, the effective date, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") by and among the Company, Kiosk Acquisition, Inc. ("KAI"), Kiosk Software, Inc. ("Kiosk") and the principal shareholder of Kiosk (the "Kiosk Shareholder"). KAI is a wholly owned subsidiary of the Company formed specifically for the purpose of acquiring Kiosk.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            Under the terms of the Agreement, which closed on February 8, 1999, KAI acquired one hundred percent of the issued and outstanding common stock of Kiosk through the issuance of 1,000,000 shares of the Company's common stock to the stockholders of Kiosk. All unexercised options of Kiosk at the effective date were also converted to options of the Company at a similar ratio as the common stock exchange discussed above. The Agreement contained a purchase price contingency provision that expired on August 8, 1999 without any additional shares being issued. At the completion of the merger, all shares of Kiosk were retired and the corporate existence of Kiosk was terminated. KAI then changed its name to Kiosk Software, Inc. Pursuant to the Agreement, the principal shareholder of Kiosk is employed by KAI subsequent to the merger as its President and Chief Operating Officer at an annual salary of $100,000 and as a director of KAI (See Note 10(B)).

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

            Current assets                          $       33,215
            Property and equipment                          15,084
            Computer software                            1,673,575
            Goodwill                                       418,394
            Current liabilities                          (640,268 )
                                                    --------------
                                                    $    1,500,000
                                                    ==============

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

                                                       Year Ended
                                                      June 30, 1999
                                                      --------------
            Net revenue                             $      345,990
            Net loss                                    (8,176,989)
            Net  loss per share  -  basic and
            diluted                                          (0.27)
            Shares  used  in  per  calculation  -
              basic and diluted                         29,816,117

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

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

            The Company paid a deposit on the Agreement date of $38,000, and on the closing date paid $15,000 in cash, $485,000 in promissory notes, issued 500,000 shares of the Company's common stock valued at $2.00 per share and re-conveyed all Enhanced Service Provider shares of common stock held by the Company which was written down in a prior year to its net realizable value of zero, for a total purchase price of $1,538,000. The acquisition was recorded under the purchase method of accounting at its fair value of $1,538,000. (See Note 4)

            (E) Acquisition of Internet Services Company

            On August 2, 1999, the Company entered into a acquisition agreement and plan of reorganization to acquire digiCities. Under the terms of the agreement, which closed January 1, 2000, AmeriCom acquired all of the digiCities issued and outstanding common stock in exchange for 3,500,000 shares of AmeriCom's Class A common stock. Additionally, Americom allocated options to purchase 1,500,000 shares of its Class A common stock to digiCities employees, pursuant to AmeriCom's Employee Stock Option Plan. Upon completion of the acquisition, digiCities ceased to exist as an independent entity. The digiCities acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of digiCities from the acquisition date of January 1, 2000 are included in the accompanying consolidated financial statements. The purchase price of $7,000,000, which was based upon a $2.00 fair market value of the Company's common stock issued, was allocated to the assets acquired and liabilities assumed based on the fair market values at the date of acquisition. The fair market value of assets acquired and liabilities assumed is summarized as follows:

            Current assets                                    $      1,393,637
            Property and equipment                                     130,304
            Goodwill                                                 6,670,851
            Current liabilities                                     (1,194,792)
                                                              ----------------
                                                              $      7,000,000
                                                              ----------------

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            During 2000, the Company underwent a strategic repositioning plan. As a result of the repositioning plan, management reevaluated the carrying value of goodwill acquired from the digiCities acquisition (See Note 5).

            The following unaudited pro forma financial information for the Company gives effect to the digiCities acquisition as if it occurred on July 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                       Year Ended June 30,
                                                   -----------------------------
                                                       2000            1999
                                                   -------------   -------------

            Net revenue                          $   2,210,897   $   1,239,768
            Net loss                               (19,212,180)     (7,963,743)
            Net  loss per  share - basic  and
            diluted                                     (0.47)           (0.24)
            Shares used in per calculation -
              basic and diluted                     40,989,825      32,727,076

            (F) Acquisition of J-Engine Computer Software

            Under an agreement of Purchase and Sale and Exclusive Licensing of Technology, (the "Agreement") dated February 26, 1999 closed on July 31, 1999, the Company acquired all intangible assets relating to technology known as the "J-Engine."

            The Company paid a deposit on the agreement date of $120,000 and issued 200,000 shares of the Company's common stock valued at $2.00 per share. The Company issued a promissory note for $80,000 on the closing dtae for a total purchase price of $600,000. The acquisition was recorded under the purchase method of accounting at its fair value of $600,000 (See Note 4).

NOTE 12     STOCKHOLDERS' EQUITY

            (A) Application of Recapitalization

            Pursuant to the merger and recapitalization agreement (See Note 11(B)) all capital stock shares and amounts and per share data in the accompanying consolidated financial statements for the year ended June 30, 1999 give effect to the recapitalization.

            (B) Authorized Common and Preferred Stock

            AmeriCom has authorized 120,000,000 shares of capital stock of which

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            99,000,000 shares are designed as Class A Common Stock, 1,000,000 shares are designated as Class B Common Stock and 20,000,000 shares of preferred stock. The shares of all three classes have a par value $0.0001. No preferred stock has ever been issued. The preferred stock may be issued from time to time in one or more series; each such series to have such distinctive designation or title as may be fixed by the Board of Directors. Preferred stockholders have preference over common stockholders as to cash dividends and liquidations.

            (C) Conversion of Promissory Notes to Common Stock

            In October 1998, six of the convertible promissory notes issued by the Company during 1998 and 1997 aggregating $75,000 were converted to common stock of the Company at a price of $1.00 per share. The shares aggregated 78,455 including 3,455 shares for accrued interest.

            On June 30, 1999, thirty-eight of the convertible promissory notes issued by the Company during 1999 aggregating $1,173,500 were converted to common stock of the Company at a price of $2.00 per share. The shares issued aggregating 593,711 including 6,961 shares issued for accrued interest.

            In July 1999, three convertible promissory notes issued by the Company during 1999 aggregating $265,500 were converted to common stock of the Company at a price of $2.00 per share. The shares issued aggregated 134,123 including 2,746 shares issued for accrued interest. In 2000, the Company converted $513,216 of notes payable and accrued interest into 430,312 shares of common valued at $860,624. The Company recognized at loss on extinguishment of debt of $347,408.
            (D) Stock Option Plan

            On March 26, 1999 the Board of Directors adopted a Stock Option Plan (the "Plan"), as amended on the same date. The Plan was developed to provide a means whereby key employees, directors, associates and consultants of the Company and its subsidiary corporations may be granted stock options to purchase common stock of the Company.
            The Company applies APB Opinion No. 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for options issued under the plan as of June 30, 2000. Had compensation cost for the Company's stock-based compensation plan been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123) the Company's net loss for the year ended June 30, 2000 would have been increased to the pro-forma amounts indicated below.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            Net loss                 As reported              $    (19,677,002)
                                       Pro forma              $    (58,797,859)
            Net loss per share       As reported              $          (0.51)
                                       Pro forma              $          (1.52)

            The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net loss for future years due to, among other things, the effects of vesting.

            The Plan authorizes options up to an aggregate of 15,000,000 shares of the Company's common stock. The Company grants incentive and nonqualified stock options. Incentive stock options are only granted to employees of the Company or any affiliate thereof while nonqualified stock options are granted to individuals who are not employees. Furthermore, stock options granted to employees might qualify as nonqualified stock options in case the stock option terms do not qualify as incentive stock options. The exercise price which is established by the plan administrator may not be less than 100% of the fair market value of the common stock at the time of the grant and may not be less than 110% of the fair market value of the common stock at the time of the grant if granted to employees owning more than ten percent of the total voting power or value of all classes of stock of the Company. The term of the Stock Option Plan shall be ten years from the earlier of the date of adoption by the Board of Directors of the Company or approval by the shareholders. In the case of incentive stock options, which are granted to employees owning more than ten percent of the total voting power or value of all classes of stock of the Company, the term may not exceed five years. Stock options are exercisable in one or more installments during its term, and the right to exercise may be cumulative as determined by the Plan Administrators. Stock options issued vest over a period of up to four years.

            Holders of options to purchase common stock of Kiosk, to the extent outstanding and unexercised immediately prior to the Merger (see
            Note 11(C)), pursuant to the Kiosk Stock Incentive Plan, receive options to purchase shares of common stock of the Company in substitution of their options to purchase Kiosk common stock.
            For financial statement disclosure purposes the fair market value of each stock option grant is estimated on the date of grant using the minimum value method in accordance with Statement No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.636%, and expected term of four years.

            Holders of options to purchase common stock of digiCities, to the extent outstanding and unexercised immediately prior to the acquisition (See Note 11(E)), pursuant to the digiCities Stock Incentive Plan, receive options to purchase shares of common stock of the Company in substitution of their options to purchase

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            digiCities common stock. For financial statement disclosure purposes the fair market value of each stock option grant is estimated on the date of grant using the minimum value method in accordance with Statement No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.00%, and expected term of four years.

            A summary of the Company's Plan as of June 30, 2000 and changes during the year is presented below:

                                                   Number of    Weighted-Average
                                                    Shares       Exercise Price
                                                  ------------   ---------------
            STOCK OPTIONS
              Balance at beginning of period      10,282,581     $         1.96
              Granted                              5,505,000               2.17
              Exercised                                 --                  --
              Forfeited                              884,334               2.00
                                                  ------------   --------------
              Balance at end of period            14,903,247     $         2.02
                                                  ============   ==============

            Options exercisable at end of period   3,620,666     $         1.98
                                                  ============   ==============
            Weighted average fair value of
              options granted during the period           --     $          .37
                                                  ============   ==============

      The following table summarizes information about options outstanding at June 30, 2000:

                           Options Outstanding              Options Exercisable
                -------------------------------------  ------------------------
                                Weighted
                                 Average    Weighted      Number
    Range of       Number      Remaining    Average      Average       Weighted
    Exercise    Outstanding at Contractual  Exercise  Exercisable at   Exercise
     Price      June 30, 2000     Life       Price     June 30, 2000    Price
  ------------  -------------  -----------  ---------  -------------  ---------

         2.00     1,296,000      8.04167       2.00        756,000       2.00
         2.00       126,666      8.37500       2.00         46,666       2.00
         2.00       776,000      8.54167       2.00        355,999       2.00
  1.04 - 2.00       757,051      8.62500       1.89        525,051       1.83
   .35 - 2.00     4,862,530      8.70833       1.92      2,036,858       1.77
         2.00       935,000      3.71000       2.00        311,666       2.00
         2.00       162,000      8.79167       2.00         53,999       2.00
         2.00       483,000      8.95833       2.00        161,000       2.00
         2.00       531,000      9.04167       2.00        475,666       2.00
         2.00     2,212,000      9.08333       2.00        710,000       2.00
         2.00        50,000      9.16667       2.00         50,000       2.00
         2.00         2,000      9.33333       2.00           -          2.00
         2.00       200,000      9.41667       2.00        200,000       2.00
  2.00 - 2.20     2,020,000      9.54167       2.10      2,000,000       2.10
         2.00        95,000      9.62500       2.00           -          2.00
  2.00 - 5.00       395,000      9.91667       3.82        185,000       3.14
  ------------  -------------  -----------  ---------  -------------  ---------
   .35 - 5.00    14,903,247         8.56    $  2.02      3,620,666    $  1.98
  ============  =============  ===========  =========  =============  =========

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            Through the date of this report outstanding stock options totaled 6,508,247 (See Note 18(B)).

NOTE 13     CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

            During fiscal 2000, 38% of the Company's total revenues was derived from sales to four customers.

            At June 30, 2000, 21% of accounts receivable were due from two customers (See Note 2). Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

NOTE 14     INCOME TAXES

            Income tax expense (benefit) for the years ended June 30, 2000 and 1999 is summarized as follows:
                                                    2000             1999
                                               ------------     ------------
            Current
              Federal                          $       -        $       -
              State                                   1,600            1,600

            Deferred                                   -                -
                                               ------------     ------------
                                               $      1,600     $      1,600
                                               ============     ============

            The Company's tax expense differs from the "expected" tax expense for the years ended June 30, 2000 and 1999 (computed by applying the Federal Corporate tax rate of 34 percent to income (loss) before taxes), as follows:

                                                  2000              1999
                                            -------------     --------------
          Computed "expected tax expense
            (benefit)                       $  (3,967,340)    $   (2,618,340)
          State income tax                          1,600              1,600
          Effect of net operating loss          3,967,340          2,618,340
                                            -------------     --------------
                                            $       1,600     $        1,600
                                            =============     ==============

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at June 30 are as follows:

                                                    2000              1999
                                               -------------    --------------
            Deferred tax assets:
            Net operating loss carryforward    $   7,073,360    $    3,549,073
                                               -------------    --------------
            Total gross deferred tax assets        7,073,360         3,549,073
            Less valuation allowance               7,073,360         3,549,073
                                               -------------    --------------
                                               $      -         $         -
                                               ============     ==============

            At June 30, 2000, the Company had net operating loss carryforward of approximately $20,804,000 for income tax purposes, available to offset future taxable income expiring on various dates beginning in 2009 through 2025. The net operating loss carryforward include approximately $863,400 of acquired net operating loss carryforward subject to an annual usage limitation of $70,650.

            The valuation allowance at July 1, 1999 was approximately $3,549,073. The net change in the valuation allowance during the year ended June 30, 2000 was an increase of approximately $3,524,287.


NOTE 15     OPERATING AGREEMENTS

            (A) Software Development Agreement

            In August, 1998 the Company entered into an agreement with System Spa (the "Developer"), an Italian company engaged in information technology, consulting, software development, software support and related matters. Under the terms of the agreement the Developer has contracted to provide continued, ongoing development and support of the Company's AdCast, e-CommPlus, TrueManagement, and My-Channel technology ("Technology"). In consideration the Company has agreed to pay an annual royalty equal to eight percent (8%) of the world-wide net revenues of the Company for a period of ten (10) years, renewable for successive ten (10) year terms provided the Developer continues to develop, implement, support and upgrade the Technology and Licensed Software during such periods. The Company has agreed to guarantee a minimum royalty payment in the amount of $250,000 in the first calendar year and advance another $250,000 against future royalties, subject to the completion of the development of Phase I of the Licensed Software which was completed and accepted by the company on January 3, 1999. The Company has paid $460,000 in 2000 and $40,000 in 1999 and has $125,000 in prepaid royalty fees at June 30, 2000 and $85,000 of minimum royalty payments due included in accrued expenses at June 30, 1999.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            (B) Software License Agreements

            The Company enters into agreements with various customers whereby the customer acquires the right and license to use and market Kiosk's programs and materials. The agreements were established for terms of twelve months and eighteen months, respectively, continuing thereafter on a yearly basis and month to month basis, respectively. Under the terms of the agreements, the Company agrees, (i) to provide to the customer its "Value Added Reseller Starter Kit", (ii) to advise the customer of its software enhancements and, at the customer's request offer these enhancements to the customer for additional compensation and, (iii) to provide technical support and training. The customer agrees to purchase from the Company a "Value Added Reseller Starter Kit" and to provide (i) marketing to end-users, (ii) application software development, (iii) support to end-users, (iv) software licensing to end-users and (v) accounting records. The Company retains all ownership rights, title, and interest in and to all current and future revisions or enhancements of the licensed software.

            (C) Customer Software Development Agreements

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

NOTE 16     BUSINESS SEGMENTS

            The operations of the Company are divided into two segments, software sales and Internet Advertising. The software segment includes operating systems, hardware, and consulting operations. The Internet segment provides web site advertising, content development, hosting services, and marketing support. No allocation of general corporate expenses has been allocated between the segments. Inter-company transactions have been eliminated between the Company's revenues, operating, income, assets, capital expenditures and depreciation and amortization pertaining to the industries in which the Company operates are presented below:

                       AMERICOM USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

                                         Software      Internet    Consolidated
                                      ------------   ----------   -------------
            Revenue                   $    227,911   $  887,386   $  1,115,297
            Operating loss               1,389,769    18,287,23     19,677,002
            Assets employed at end
              of year                    1,213,737    3,140,692      4,354,429
            Depreciation and
              amortization                 653,315    1,546,739      2,200,054
            Capital expenditures               -        182,156        182,156

NOTE 17     Going Concern

            As reflected in the accompanying financial statements, the Company has had continuing losses and a working capital deficiency of $4,105,781. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

            The Company anticipates raising additional working capital through the issuance of debt and equity securities and reducing operating overhead (See Note 18(A). Management believes that actions presently being taken to obtain additional funding and reduce operating costs provide for the Company to operate as a going concern.
NOTE 18     SUBSEQUENT EVENTS

            (A) Subsequent Borrowing

            On August 3, 2000, the Company executed a Promissory Note with a bank for $1,660,000. The Note bears interest at the bank's prime rate plus 1% and is secured by a lien on substantially all the Company's assets and a personal guarantee of a director of the Company. The Note is due November 1, 2000.

            (B) Change in Stock Options

            In September 2000, the founders and certain members of management agreed to cancel or materially reduce their stock option grants. A total of 8,395,000 stock options outstanding as of June 30, 2000 were canceled.