Form 10QSB
period 2000-09-30
AMERICOM USA INC
filed 2000-11-20
CIK 1054824

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2000

                        Commission file number 0-023769

                               AmeriCom USA, Inc.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                             52-2068322
 (State or other jurisdiction                                (I.R.S. Employer
       of incorporation)                                    Identification No.)


                            825 Buckley Road, Suite B
                            San Luis Obispo, CA 93401
                    (Address of principal executive offices)


                                  805/542-6705
                (Issuer's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X        No  _____
                              ------

Number of shares outstanding of the issuer's common stock, as of November 15, 2000

                   Class:                          Number of Shares Outstanding:
Class A Common Stock, par value $0.0001 per share             42,696,746

                                      INDEX

PART I.  FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Unaudited Condensed Consolidated Balance Sheets-
                September 30, 2000 and June 30, 2000

         Unaudited Condensed Consolidated Statements of
                Operations - Three months ended September 30, 2000 and September 30, 1999

         Unaudited Condensed Consolidated Statements of Cash Flows-
                Three months ended September 30, 2000
                and September 30, 1999

         Notes to Unaudited Condensed Consolidated Financial
                Statement

Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations


PART II.        OTHER INFORMATION

Item 1:         Legal Proceedings

Item 2:         Changes in Securities and Use of Proceeds

Item 3:         Defaults Upon Senior Securities

Item 4:         Submission of Matters to a Vote of Security Holders

Item 5:         Other Information

Item 6:         Exhibits and Reports on Form 8-K

SIGNATURE


                       AMERICOM USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            ASSETS
                                                                                 September 30, 2000
                                                                                     (Unaudited)          June 30, 2000
                                                                               ---------------------    ----------------
CURRENT ASSETS
   Cash and cash equivalents                                                   $       36,594           $     247,971
   Accounts receivable, net                                                           175,540                 249,400
   Other current assets                                                               328,185                 319,899
                                                                                ---------------          --------------
    Total Current Assets                                                              540,319                 817,270
                                                                                ---------------          --------------
PROPERTY AND EQUIPMENT, NET                                                           593,519                 627,595
                                                                                ---------------          --------------
OTHER ASSETS
   Accounts receivable - long term, net                                               321,912                 321,912
   Deposits                                                                            46,890                  47,968
   Goodwill and other intangibles, net                                              2,201,132               2,539,684
                                                                                ---------------          --------------
    Total Other Assets                                                              2,569,934               2,909,564
                                                                                ---------------          --------------
TOTAL ASSETS                                                                   $    3,703,772           $   4,354,429
                                                                                ===============          ==============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                               September 30, 2000
                                                                                   (Unaudited)          June 30, 2000
                                                                               -------------------   ------------------
CURRENT LIABILITIES
   Cash overdraft                                                              $       83,509           $     121,445
   Accounts payable                                                                 1,465,087               1,203,179
   Accrued liabilities                                                              1,691,076               1,439,023
   Factor payable                                                                     663,115                 663,115
   Notes and loans payable - current portion                                        2,932,085               1,496,289
                                                                                -------------           -------------
      Total Current Liabilities                                                     6,834,872               4,923,051
                                                                                -------------           -------------
STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none
     issued and outstanding                                                                 -                       -

   Common stock, Class A, $0.0001 par value, 99,000,000 shares authorized,
     42,696,746 issued and outstanding                                                  4,270                   4,270

   Common stock, Class B, $0.0001 par value, 1,000,000 shares authorized,
     none issued and outstanding                                                            -                       -

   Additional paid-in capital                                                      28,771,159              28,771,159
  Accumulated deficit                                                             (31,906,529)            (29,344,051)
                                                                                -------------          --------------
      Total Stockholders' Deficiency                                               (3,131,100)               (568,622)
                                                                                -------------          --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $    3,703,772          $    4,354,429
                                                                               ==============          ==============

     See accompanying notes to condensed consolidated financial statements.

                       AMERICOM USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                       2000             1999
                                                 --------------   --------------

REVENUES                                         $     109,108    $    264,755
                                                  -------------   --------------

Costs and Expenses Cost of sales                       376,063         222,291

   Selling, general and administrative               1,912,599       2,067,672

   Amortization of goodwill/other intangibles          338,552         288,551
                                                 -------------   --------------
Total Operating Expense                              2,627,214       2,578,514

Operating Loss                                      (2,518,106)     (2,313,759)

Other Income/Expense                                   (44,372)        (22,489)
                                                 -------------   --------------
NET LOSS                                         $  (2,562,478)   $ (2,336,248)
                                                  =============   ==============

   Net loss per share - basic and diluted                (0.06)          (0.07)
                                                  -------------   --------------

   Shares used in per share computations -
     basic and diluted                              42,696,746      32,931,618
                                                  -------------   --------------

     See accompanying notes to condensed consolidated financial statements.


                       AMERICOM USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                                            2000              1999
                                                                                        -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $ (2,562,478)     $ (2,336,248)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                             48,255            29,816
     Amortization                                                                            338,552           288,551
  Changes in assets and liabilities:
     (Increase) decrease in:
      Accounts receivable                                                                     73,860           (34,485)
      Other assets                                                                            (8,286)         (219,565)
      Deposits                                                                                 1,078              -
     Increase (decrease) in:
      Cash overdraft                                                                         (37,936)             -
      Accounts payable and accrued expenses                                                  261,908           558,404
      Accrued liabilities                                                                    461,488           408,108
                                                                                         -----------      ------------
        Net Cash Used In Operating Activities                                             (1,423,559)       (1,305,419)
                                                                                         -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                         (14,179)         (513,481)
                                                                                         -----------      ------------
        Net Cash Used In Investing Activities                                                (14,179)         (513,481)
                                                                                         -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance                                                                  -            1,596,674
  Payment of notes and loans payable                                                         (20,000)             -
  Proceeds from notes and loans payable                                                     1,246,361          248,015
                                                                                         -----------      ------------
        Net Cash Provided By Financing Activities                                           1,226,361        1,844,689
                                                                                         -----------      ------------

Net Increase (Decrease) In Cash                                                             (211,377)           25,789

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             247,971             8,696
                                                                                         -----------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     36,594      $     34,485
                                                                                         ===========      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                                $     45,530      $    21,119
                                                                                         ===========      ============

     See accompanying notes to condensed consolidated financial statements.

NOTE 1   BASIS OF PRESENTATION

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

         It is management's opinion, however, that all adjustments (consisting of a normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended June 30, 2000.

NOTE 2   NOTES PAYABLE

         On August 3, 2000, the Company executed a Promissory Note with a bank for $1,660,000. The Note bears interest at the bank's prime rate plus 1% and is secured by a lien on substantially all the Company's assets and a personal guarantee of a director of the Company. The Note is due December 31, 2000.

NOTE 3   STOCKHOLDERS' EQUITY

         In September 2000, the founders and certain members of management agreed to cancel or materially reduce their stock option grants. A total of 8,395,000 stock options were cancelled.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         In the three-month period ended September 30, 2000 we generated consolidated revenue of $109,108 from business operations resulting in a net loss of $2,562,478. Of that revenue, $89,045 was derived from advertising on the DAI.Net network, $8,900 was derived from the Kiosk Software, Inc., subsidiary, and the balance of $11,163 was derived from MyLine telephone services.

         During the comparable three-month period of 1999, consolidated revenue was $264,755, resulting in a net loss of $2,336,248. Of that revenue, $1,219 was derived from advertising, $163,536 was derived from the Kiosk Software, Inc., subsidiary, and $100,000 was recognized from an extraordinary license fee for the AdCast System.

         The change in revenue derivation primarily reflects our current concentration on developing our DAI.Net advertising business. In the quarter ended September 30, 2000, our primary focus was to refine our network performance and internal advertising campaign management tools, and to recruit outside sales representative firms, brokers and exchanges. In the process, we were able to expand the reach of the network by approximately 1 million unique visitors per month. The network grew from approximately 6 million monthly unique viewers at the start of the reporting quarter, to approximately 7 million at the end of the quarter. Going forward we will be focusing our marketing and sales efforts on continuing to expand the reach and quality of the network while our outside rep firms concentrate on selling advertising.

         Cost of sales incurred for the quarter ended September 30, 2000, totaled $376,063, all of which was attributable to website owner compensation on the DAI.Net network. Cost of sales was $222,291 for the same period a year ago, of which $3,429 was attributable to the Kiosk Software subsidiary, and the balance of $218,862 was site owner compensation. The increase in site owner compensation reflects growth in the total number of DAI.Net affiliate websites and total unique viewers visiting those sites.

         During the quarter ended September 30, 2000, selling, general and administrative ("SG&A") expenses totaled $1,912,599 as compared with $2,067,672 for the same quarter in 1999.

         Future prospects for our financial condition and results of operations will be dependent on our continued ability to grow the DAI.Net network and our sales representative firms' ability to sell advertising at prices and volumes that cover our cost of sales at sufficient margins. Since we compensate site owners on the basis of $0.01 per daily unique visitor, as the network grows in number of sites, and the sites grow in number of visitors, cost of sales dollars will continue to increase. It is further anticipated that in the near term, cost of sales will continue to exceed revenue as the Company continues to aggressively grow the network at a rate that exceeds the rate of growth in advertising sales and margin rates. Long-term profitability will depend on our ability to increase sales dollars per unique viewer at advertising rates that provide sufficient margin to exceed our SG&A costs.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Our operations in future periods will be dependent upon the availability of adequate liquid funds for continuing technology development and capital expenditures, and on our ability to meet income deficits associated with the operational roll-out of DAI.Net and its associated advertising services. In order to meet our need for sufficient liquid funds during the current reporting quarter, we have made the following arrangements.

On August 3, 2000, the Company executed and delivered a promissory note in favor of Sterling National Bank (the "Bank") evidencing a loan in the aggregate principal amount of $1,000,000 (the "Note"). The Note was to mature on November 1, 2000 and bears interest, payable monthly, at a rate of 1% above the Bank's base loan rate on the principal amount of the Note. As collateral for the Note, the Company entered into a General Loan and Security Agreement, dated August 3, 2000 (the "Bank Security Agreement"), between the Company and the Bank, pursuant to which the Company granted to the Bank a first priority security interest in and lien on substantially all of the assets of the Company. As further security for the Note, and at the request of the Company and the Bank, Giacomo Torrente, a director of the Company, entered into a guaranty in favor of the Bank, pursuant to which Mr. Torrente (i) guaranteed the obligations of the Company under the Note and the Bank Security Agreement and (ii) deposited with the Bank the sum of $1,000,000 (the "Deposit"). In consideration for Mr. Torrente making the Deposit and entering into the guaranty, the Company and Kiosk Software, Inc., a subsidiary of the Company, entered into a security agreement in favor of Mr. Torrente, as secured party, dated as of August 3, 2000 (the "Torrente Security Agreement"), pursuant to which the Company and Kiosk Software, Inc. granted to Mr. Torrente a second priority security interest in and lien on substantially all of the assets of the Company and Kiosk Software, Inc. On September 15, 2000, the principal amount of the Note was increased to $1,660,000. In connection with that increase, Mr. Torrente deposited an additional $660,000 with the Bank and the Torrente Security Agreement was amended to reflect this increase. The terms of the note and guaranty have subsequently been extended to December 31, 2000 and the credit line amount and matching cash collateral deposits by Mr. Torrente are expected to be increased from $1,500,000 to $2,500,000. If $2,500,000 were deposited by Mr. Torrente and the line of credit secured by Mr. Torrente's deposits were fully drawn, the new note balance would total $4,160,000.

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

Historically, the Company has funded its operations primarily through private placements of its securities and short term loans. As of September 30, 2000 and September 30, 1999 the Company's working capital deficit was $6,294,553, and $4,295,456, respectively. Proceeds from private placements and loans were used for working capital.

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

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Not applicable.

ITEM 2 CHANGE IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5        OTHER INFORMATION

On November 1, 2000 Mr. Lawrence M. Gress assumed the role of Acting Chief Executive Officer of the Company, and was appointed to the Board of Directors. Mr. Gress was formerly Chief Financial Officer of the Company and remains in that capacity. Mr. Thomas J. Hopfensperger, previously Chief Executive Officer, remains as a member of the Board of Directors and as President of wholly-owned subsidiary DAI.Net, Inc., for its Advertising Sales Division.


ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Financial Data Schedule

(b) Reports on Form 8-K

Form 8-K filed October 27, 2000 reporting appointment of Lawrence M. Gress as Acting Chief Executive Officer and Director of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICOM USA, INC.


Dated:  November 20, 2000                   By: /s/ Lawrence M. Gress
                                               ------------------------------
                                               Lawrence M. Gress
                                               Acting Chief Executive Officer
                                               and Chief Financial Officer